Form 10-K
period 1994-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1994-04-26
CIK 311995

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1994

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-6959

                      MITCHELL ENERGY & DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                 74-1032912
       (State of Incorporation)           (I.R.S. Employer Identification No.)


           2001 TIMBERLOCH PLACE
           THE WOODLANDS, TEXAS                              77380
 (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's telephone number including area code: (713) 377-5500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           Name of each exchange
                       Title of each class                                  on which registered
                       -------------------                                 ---------------------
       Class A Common Stock, $.10 Par Value                                New York and Pacific
       Class B Common Stock, $.10 Par Value                                New York and Pacific

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by nonaffiliates of the registrant at March 31, 1994 was approximately $157,965,000.

             Shares of common stock outstanding at March 31, 1994:
                              Class A - 23,563,836
                              Class B - 29,189,185

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the following documents are incorporated by reference into the indicated parts of this report: Annual Report to Stockholders for the fiscal year ended January 31, 1994 -
            Parts I and II.  Definitive Proxy Statement to be filed
              within 120 days after January 31, 1994 - Part III.

===============================================================================

                                     PART I

ITEM 1 - BUSINESS

       Except for a discussion of competition, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the fiscal year ended January 31, 1994 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                          PAGE
       --------------------------------------                                                   ------------
                                                                                                   Inside
       The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Front Cover
       Exploration and Production Division  . . . . . . . . . . . . . . . . . . . . . . . . .    6, 9  - 13
       Transmission and Processing Division   . . . . . . . . . . . . . . . . . . . . . . . .    14, 17 - 21
       Real Estate Division . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22, 25 - 28
       Notes to Consolidated Financial Statements
          Note 9:  Segment Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .      57 - 58



Competition

       The Registrant is a holding company which conducts all of its operations through its subsidiaries, collectively referred to as "the Company." The Company is one of the nation's largest independent oil and gas producers and is a leading real estate developer in the Houston-Galveston area. Its energy-related operations include the exploration for and production of natural gas and crude oil, production of natural gas liquids (NGLs) and the operation of intrastate pipelines. The Company has substantial real estate holdings, mostly within a 50-mile radius of Houston, Texas.

       Within its energy businesses, the Company competes with many companies that have substantially larger financial and other resources or whose operations are more fully integrated than the Company's. The oil and gas industry is highly competitive. There is competition within the industry and also with other industries in supplying the fuel and energy needs of commerce, industry and individuals. Due to relatively higher domestic finding costs and continued unfavorable price levels for oil and gas, many energy companies have chosen in recent years to focus on international activities and to reduce or eliminate their U.S. operations. However, the Company intends to retain its domestic focus and hopes to benefit from lessened competition for prospects and the availability of opportunities for producing property acquisitions. From a competitive standpoint, those focusing on international activities have chosen to seek potentially more prolific opportunities in areas where operations generally are subject to much greater political risk and other uncertainties. Alternatively, the Company has chosen to limit these risks by continuing to operate only in the U.S. Also, the Company's operations and cash flows benefit from the fact that almost one-half of its natural gas production is sold under a long-term contract at prices well above those that are available currently for market-sensitive production.

       The Company owns or has interests in over 60 natural gas processing plants located in Texas, Oklahoma and New Mexico, and it ranked 13th in daily domestic NGL production in calendar 1992. The Company also has fractionating equipment at several of its processing plants and owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company has entered the downstream business through its one-third interest in a partnership which is constructing a plant at Mont Belvieu, Texas, to produce MTBE, an oxygenate used in the production of environmentally cleaner gasoline. The plant, which has a design capacity of 12,500 barrels per day, is expected to begin production during the summer of 1994.

       The Company owns or has interests in intrastate natural gas pipeline systems located in Texas with an aggregate length of over 4,000 miles. The Company's pipeline systems tend to be regional gathering systems which operate in highly competitive local markets. These pipelines intersect with numerous other pipelines, enabling the Company to buy, sell, transport and exchange gas with other pipeline operators. In the fall of 1992, the Company commenced limited operations of its Spindletop Gas Storage Facility, which is expected to improve the Company's competitive position in the petrochemical and industrial markets of Southeast Texas.

       The Company's largest real estate development project--The Woodlands--is a 25,000-acre master-planned community with a population approaching 39,000. During each of the last four years, The Woodlands ranked first among Houston's residential communities in lot sales, new home sales and housing starts. The Woodlands Mall is under construction and is projected to open in October 1994 with four major anchor department stores. The Company believes the new mall will be a catalyst for additional commercial land sales and will enhance residential and commercial land values in The Woodlands. The number of residential communities competing for new home buyers in the Houston area is expected to increase, resulting in a reduced market share (based on the percentage of new homes sold) for the master-planned communities. However, with the related expansion in the size of the overall market, the Company anticipates that it will be able to maintain its residential unit sales volume near the level achieved in recent years. Several of the Houston area master-planned communities are owned by companies having substantially greater financial resources than the Company.

       The Company's operations have been and may be in the future affected from time to time in varying degree by general economic conditions and by laws and regulations, including restrictions on production, price controls, tax increases and environmental regulations. The Company's energy price realizations are often volatile and generally are affected by world supply and demand conditions. Real estate sales, on the other hand, may be affected by available disposable income, interest rates, availability of financing and numerous other factors.

ITEM 2 - PROPERTIES

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                          PAGE
       --------------------------------------                                                   ------------
       Exploration and Production Division  . . . . . . . . . . . . . . . . . . . . . . . . .    6, 9 - 13
       Transmission and Processing Division . . . . . . . . . . . . . . . . . . . . . . . . .    14, 17 - 21
       Real Estate Division . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22, 25 - 28
       Operating Statistics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33
       Supplemental Oil and Gas Information (unaudited) . . . . . . . . . . . . . . . . . . .      63 - 66


OTHER OIL AND GAS RELATED DATA

       The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS(a)

                                                                              Year Ended January 31
                                                                        ----------------------------------
                                                                          1994          1993         1992
                                                                        --------      --------     --------
  Combined natural gas, crude oil
     and condensate production
     (thousand cubic feet per day)(B) . . . . . . . . . . . . . .        228,000       186,000      195,000
  Average production cost per
     equivalent thousand cubic feet . . . . . . . . . . . . . . .       $    .75       $   .88      $   .80
- ---------------------------

(a) Includes equity partnership interests.
(b) Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas based on relative sales value.


UNDEVELOPED ACREAGE
At January 31, 1994

                                                                                              Earliest Material
                                                                                                Expiration(a)
                                                                                              -----------------
                                     Gross         Net          Concentration         %         Net    Calendar
   Location                          Acres        Acres       (County or Area)       (b)       Acres     Year
   --------                         -------      -------    ------------------       ---      ------   --------
  Colorado  . . . . . . . . .        26,200       22,400    Garfield, Rio Blanco      70       4,400     1995
  New Mexico  . . . . . . . .        66,800       59,600    Eddy, Lea                 91      15,100     1996
  Ohio  . . . . . . . . . . .       110,500      110,000    Lawrence, Seneca          64      28,700     1995
  South Dakota  . . . . . . .        40,600       13,200    Butte                    100      10,000     2003
  Texas   . . . . . . . . . .       200,600      141,100    North Texas               50      71,100     1994
  Utah  . . . . . . . . . . .        58,300       54,100    Uintah                    92      13,400     1995
  Wyoming   . . . . . . . . .        21,400       11,300    Sweetwater, Fremont       81       3,100     1995
  Other (c)   . . . . . . . .       102,800       85,800
                                  ---------    ---------
  Total undeveloped acreage         627,200      497,500
  Producing acreage   . . . .       843,000      625,900
                                  ---------    ---------
  Total acreage   . . . . . .     1,470,200    1,123,400
                                  =========    =========

- ----------------
(a) Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c) Includes Alabama, Arkansas, California, Kansas, Louisiana, Mississippi, Montana, Nebraska, New York, Oklahoma, Pennsylvania and West Virginia.

DRILLING ACTIVITY (a)
For the year ended January 31

                                                  Exploratory          Development              Total
                                              ------------------    ------------------    ------------------
     Well Completions              Total      Oil    Gas     Dry    Oil    Gas     Dry    Oil    Gas     Dry
- --------------------------         -----      ---    ---     ---    ---    ---     ---    ---    ---     ---
Gross Wells--1994
  Texas
    North Texas   . . . . . .        69       -       -       -     12      53      4     12      53      4
    East Central Texas  . . .        12       -       -       -      -      12      -      -      12      -
    Gulf Coast  . . . . . . .        36       -       3      12      1      18      2      1      21     14
  New Mexico  . . . . . . . .        24       3       5       3     11       1      1     14       6      4
  Colorado  . . . . . . . . .         5       -       -       1      -       4      -      -       4      1
  Other (b)   . . . . . . . .         8       2       -       4      -       2      -      2       2      4
                                  -----     ---     ---    ----   ----    ----    ---   ----    ----   ----
  Total (c)   . . . . . . . .       154       5       8      20     24      90      7     29      98     27
                                  =====     ===     ===    ====   ====    ====    ===   ====    ====   ====

Net Wells
  1994  . . . . . . . . . . .     121.4     4.5     5.8    12.0   17.1    77.1    4.9   21.6    82.9   16.9
                                  =====     ===     ===    ====   ====    ====    ===   ====    ====   ====
  1993  . . . . . . . . . . .      77.6     2.0     3.1     7.8   18.4    39.2    7.1   20.4    42.3   14.9
                                  =====     ===     ===    ====   ====    ====    ===   ====    ====   ====
  1992  . . . . . . . . . . .      83.1     2.7     4.3    11.8   13.5    46.6    4.2   16.2    50.9   16.0
                                  =====     ===     ===    ====   ====    ====    ===   ====    ====   ====


___________________________
(a) Excludes service wells; includes equity partnership interests.
(b) Mississippi, New York, Ohio and Pennsylvania.
(c) An additional 50 wells (41.7 net wells) were in the process of being drilled or completed on January 31, 1994.




ITEM 3 - LEGAL PROCEEDINGS

       A settlement was reached in January 1994 for the previously reported litigation brought against two 45%-owned partnerships by a pipeline purchaser related to three contracts covering natural gas sales in Burleson County, Texas. The settlement agreement provided for new contracts and for no payment of damages by the partnership. While near-term revenues under the new contracts will likely be lower, the Company estimates that total revenues over the terms of these contracts will at least equal those which would have been received under the previous agreements.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of fiscal 1994, no matter was submitted to a vote of security holders, either through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following is a list of the executive officers of the Company as of April 1, 1994.

                                                                                                                      Held a
                                                                                                                     Position
                                                                                                                     Continu-
                                                                                                                       ously
        Name                                    Position                                          Age                  Since
        ----                                    --------                                          ---                ---------
George P. Mitchell                Chairman and Chief Executive Officer                             74                  1946

Bernard F. Clark                  Vice Chairman                                                    72                  1956

W. D. Stevens                     President and Chief Operating Officer                            59                  1994

Roger L. Galatas                  Senior Vice President, Real Estate Division                      58                  1979

Philip S. Smith                   Senior Vice President and Chief Financial Officer                57                  1980

Allen J. Tarbutton, Jr.           Senior Vice President,                                           55                  1974
                                  Transmission and Processing Division

Thomas P. Battle                  Senior Vice President,                                           51                  1982
                                  General Counsel and Secretary

       All of the executive officers, except Mr. Stevens, were elected at a Board of Directors meeting held on June 30, 1993 for a term of one year, or until their respective successors are qualified. Mr. Stevens was elected to the new position of President and Chief Operating Officer at the Board of Directors meeting held on December 10, 1993. His term of office began January 3, 1994 and will extend until the meeting of the Board following the next annual meeting of stockholders or until his successor is duly qualified.

       There are no significant family relationships among the officers of the Company, either by blood, marriage or adoption.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Except for the approximate number of holders of record of common stock securities, information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Quarterly Stock Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43

       Corporate Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      71

The numbers of holders of Class A Common Stock and of Class B Common Stock at March 31, 1994 were 2,668 and 2,644, respectively. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 9,000 holders of each class of its common stock.



ITEM 6 - SELECTED FINANCIAL DATA

       Information required by this item is incorporated by reference from pages 67 and 68 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information provided under the captions: Revenues, net earnings, net earnings per common share, cash dividends per common share, ratio of earnings to fixed charges, total assets and long-term debt for the fiscal years 1990 through 1994.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

       Information required by this item is incorporated by reference from pages 29 through 42 of the Annual Report to Stockholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   44 - 47
       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   48 - 61
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .      62
       Supplemental Oil and Gas Information (unaudited) . . . . . . . . . . . . . . . . . . .   63 - 66
       Quarterly Financial Data (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .      38

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

       No Form 8-K's were filed by the Registrant during its fiscal years ended January 31, 1993 and 1994 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1994 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 6 of this Form 10-K for information regarding Executive Officers of the Registrant.



ITEM 11 - EXECUTIVE COMPENSATION

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1994, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1994, under the caption "Voting Securities and Principal Holders Thereof."



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1994, under the caption "Certain Transactions."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Quarterly Financial Data (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .      38
       Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44
       Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .      45
       Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . .      46
       Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . . . .      47
       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   48 - 61
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .      62
       Supplemental Oil and Gas Information (unaudited) . . . . . . . . . . . . . . . . . . .   63 - 66


FINANCIAL STATEMENT SCHEDULES

                                                                                                  Page
                                                                                                  ----
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .     S-1

       Schedule II.       Amounts receivable from related parties and
                          underwriters, promoters, and employees other
                          than related parties for the years ended
                          January 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . .     S-2

       Schedule III.      Condensed financial information of the Registrant . . . . . . . . .     S-3
                          at January 31, 1994 and 1993 and for the years  . . . . . . . . . .     thru
                          ended January 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . .     S-6

       Schedule V.        Property, plant and equipment for the years
                          ended January 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . .     S-7

       Schedule VI.       Accumulated depreciation, depletion and amorti-
                          zation of property, plant and equipment for the
                          years ended January 31, 1994, 1993 and 1992 . . . . . . . . . . . .     S-8

       Schedule X.        Supplementary income statement information for
                          the years ended January 31, 1994, 1993 and 1992 . . . . . . . . . .     S-9

Schedules not listed above are omitted as the information required to be set forth therein is included in the consolidated financial statements or the footnotes thereto, or the schedules are not applicable.

EXHIBITS

 3(a)         Restated Articles of Incorporation of Mitchell Energy & Development Corp., as amended through July 2, 1990 are incorporated as an exhibit to this report by reference to exhibit 3(a) of the annual report on Form 10-K dated January
              31, 1992.  The Certificate of Amendment dated June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 3 of the quarterly report on Form 10-Q for the quarter ended July 31, 1992.

 3(b)         The Restated Bylaws of Mitchell Energy & Development Corp. as most recently amended February 8, 1989 are incorporated as an exhibit to this report by reference to exhibit 3(b) of the Registrant's annual report on Form 10-K dated January
              31, 1989.

 4(a)         The Restated Credit Agreement dated October 24, 1989 among MND Energy Corporation, Mitchell Energy Corporation and
              Southwestern Gas Pipeline, Inc., as Borrowers, the several banks which are parties thereto, and Chemical Bank, as agent for the banks is incorporated as an exhibit to this report by reference to exhibit 4(a) of the Registrant's annual report on Form 10-K dated January 31, 1990.  The first amendment to this Restated Credit Agreement dated
              October 23, 1991 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the annual report on
              Form 10-K dated January 31, 1992.  The second amendment dated October 7, 1992 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the annual report on Form 10-K dated January 31, 1993.  The third amendment dated October 12, 1993 is attached hereto as exhibit 4(a).

 4(b)         The indenture dated February 15, 1989 by and between Mitchell Energy & Development Corp., as Borrower, and First City
              National Bank of Houston (succeeded by Texas Commerce Bank), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4.1 of File No. 33-26471.

 4(c)         The senior and subordinated indentures dated August 1, 1991 by and between Mitchell Energy & Development Corp., as
              Borrower, and First City, Texas - Houston, National Association (succeeded by Texas Commerce Bank), as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-42340.

 4(d)         The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as
              Borrower, and NationsBank of Texas, National Association, as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-61070. The first supplement to the senior indenture dated January
              15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994.  The second supplement to the senior indenture dated January 20, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 20, 1994.

              Upon request, the Registrant will provide to the Securities and Exchange Commission copies of all other instruments defining the rights of holders of long-term debt of Mitchell Energy & Development Corp. and its consolidated subsidiaries.

 10(a)        Gas Purchase Contract dated March 29, 1989 between Natural Gas Pipeline Company of America, Buyer, and Mitchell Energy
              Corporation, Seller is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on
              Form 10-K dated January 31, 1989.


The following exhibits 10(b) through 10(n) filed under paragraph 10 of Item 601 of Regulation S-K are the Company's management contracts and compensation plans or arrangements.

 10(b)        Long Term Incentive and 1979 Nonqualified Stock Option Plan, as amended through the Seventh Amendment is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1992.
              The Eighth Amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(b) of the annual report on Form 10-K dated January 31,1993.

 10(c)        1989 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1992.  The first amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1993.

 10(d)        Amended and Restated 1989 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(e)
              of the annual report on Form 10-K dated Janu-ary 31, 1992.  An amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated
              January 31, 1993.

 10(e)        1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992.  An amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993.

 10(f)        Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992.

 10(g)        Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992.

 10(h)        Deferred compensation/supplementary life insurance arrangement between the Registrant and certain of its executive officers is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated January 31, 1992.

 10(i)        The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated January 31, 1991.

 10(j)        Employment agreement between the Registrant and W. D. Stevens dated January 3, 1994.

 10(k)        Severance compensation contract dated April 16, 1992 between the Registrant and Roger L. Galatas is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated January 31, 1993.

 10(l)        Severance compensation contract dated October 31, 1991 between the Registrant and Philip S. Smith is incorporated as an exhibit to this report by reference to exhibit 10(k) of the annual report on Form 10-K dated January 31, 1993.

 10(m)        Severance compensation contract dated April 16, 1992 between the Registrant and Allen J. Tarbutton, Jr. is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form 10-K dated
              January 31, 1993.

 10(n)        A written description (in lieu of a formal document) describing the Registrant's commitment to underwrite a life insurance policy for the benefit of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1993.


 12           Computation of Ratio of Earnings to Fixed Charges.

 13           Annual Report to Stockholders for the fiscal year ended January 31, 1994.

 21           List of Subsidiaries as of January 31, 1994.

 23           Consent of Independent Public Accountants.

 99(a)        Annual Report on Form 11-K for the fiscal year ended January 31, 1994 of Mitchell Energy  & Development Corp. Thrift and Savings Plan.

 99(b)        Annual Report on Form 11-K for the fiscal year ended January 31, 1994 of MND Hospitality, Inc. Thrift and Savings Plan.


REPORTS FILED ON FORM 8-K

                        On January 18, 1994, Mitchell Energy & Development Corp. filed a Form 8-K reporting its intention to (1) issue $250 million of 6 3/4% Senior Notes Due 2004 pursuant to the terms of a Senior Debt Indenture dated January 1, 1993, as supplemented by a First Supplemental Indenture dated January 15, 1994, between Mitchell Energy & Development Corp. and NationsBank of Texas, National Association, as trustee and (2) redeem, with the proceeds from such issuance, its $200 million 11 1/4% Senior Notes Due 1999 at 103.21% of their principal amount.

                        On January 20, 1994, Mitchell Energy & Development Corp. filed a Form 8-K reporting its intention to (1) issue $100 million of 5.10% Senior Notes Due 2004 pursuant to the terms of the Senior Debt Indenture identified in the preceding paragraph and (2) repay floating-rate borrowings under revolving credit agreements of its primary energy and real estate subsidiaries.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.


            /s/ GEORGE P. MITCHELL                               April 18, 1994
_________________________________________
         George P. Mitchell, Chairman
          and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



           /s/ GEORGE P. MITCHELL                                April 18, 1994
_________________________________________
           George P. Mitchell, Chairman
            and Chief Executive Officer



              /s/ BERNARD F. CLARK                               April 18, 1994
_________________________________________
          Bernard F. Clark, Vice Chairman



                /s/ W. D. STEVENS                                April 18, 1994
_________________________________________
        W. D. Stevens, Director, President
            and Chief Operating Officer



           /s/ PHILIP S. SMITH                                  April 18, 1994
_________________________________________
   Philip S. Smith, Senior Vice President -
   Administration, Chief Financial Officer
     and Principal Accounting Officer



              /s/ ROBERT W. BALDWIN                              April 18, 1994
_________________________________________
            Robert W. Baldwin, Director



               /s/ WILLIAM D. EBERLE                             April 18, 1994
_________________________________________
            William D. Eberle, Director

          /s/ SHAKER A. KHAYATT                                  April 18, 1994
_________________________________________
        Shaker A. Khayatt, Director



           /s/ BEN F. LOVE                                       April 18, 1994
_________________________________________
        Ben F. Love, Director



        /s/ WALTER A. LUBANKO                                    April 18, 1994
_________________________________________
     Walter A. Lubanko, Director



         /s/ J. TODD MITCHELL                                    April 18, 1994
_________________________________________
     J. Todd Mitchell, Director



         /s/ M. KENT MITCHELL                                    April 18, 1994
_________________________________________
      M. Kent Mitchell, Director



         /s/ MICHAEL B. MORRIS                                   April 18, 1994
_________________________________________
      Michael B. Morris, Director



_________________________________________
       Raymond L. Watson, Director



        /s/ BENJAMIN N. WOODSON                                  April 18, 1994
_________________________________________
      Benjamin N. Woodson, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mitchell Energy & Development Corp.:


       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Mitchell Energy & Development Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 18, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14 on page 9 are the responsibility of the Company's management and are presented for purposes of complying with rules of the Securities and Exchange Commission, and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                           ARTHUR ANDERSEN & CO.

Houston, Texas
April 18, 1994

              Mitchell Energy & Development Corp. and Subsidiaries
        SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDER-
          WRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (in thousands)


                                                     BALANCE AT                                            BALANCE AT
                                                     BEGINNING                                                 END
                                                     OF PERIOD                                              OF PERIOD
                                                 ------------------                                     -------------------
                                                               NOT                       AMOUNTS                      NOT
                                                 CURRENT    CURRENT       ADDITIONS      COLLECTED      CURRENT     CURRENT
                                                 -------    -------       ---------      ---------      -------     -------
YEAR ENDED JANUARY 31, 1994
George P. Mitchell  . . . . . . . . . . . . .     $  153     $   -          $  668         $  652        $  169      $   -

John H. Wilshusen (see below) . . . . . . . .      1,117         -              46            -           1,163          -
                                                  ------     -----          ------         ------         -----      -----
                                                  $1,270     $   -          $  714         $  652        $1,332      $   -
                                                  ======     =====          ======         ======        ======      =====

YEAR ENDED JANUARY 31, 1993
George P. Mitchell  . . . . . . . . . . . . .     $  384     $   -          $1,175         $1,406        $  153      $   -

John H. Wilshusen . . . . . . . . . . . . . .      1,094         -              48             25         1,117          -
                                                  ------     -----          ------          -----        ------      -----
                                                  $1,478     $   -          $1,223         $1,431        $1,270      $   -
                                                  ======     =====          ======         ======        ======      =====


YEAR ENDED JANUARY 31, 1992
George P. Mitchell  . . . . . . . . . . . . .     $  438     $   -          $1,600         $1,654        $  384      $   -

John H. Wilshusen . . . . . . . . . . . . . .      1,028         -              66              -         1,094          -
                                                  ------     ------         ------         ------         -----      -----
                                                  $1,466     $    -         $1,666         $1,654        $1,478      $   -
                                                  ======     =====          ======         ======        ======      =====






___________________________
This receivable, which arose in conjunction with the acquisition of a pipeline company of which Mr. Wilshusen was formerly an owner, bears interest at prime and is secured by a second lien on certain real estate. This loan has been fully reserved.

              Mitchell Energy & Development Corp. and Subsidiaries
 SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT -- PAGE 1 OF 4

================================================================================

                      Mitchell Energy & Development Corp.
                            CONDENSED BALANCE SHEETS
                           January 31, 1994 and 1993
                                 (in thousands)


                                                                                      1994            1993
                                                                                   ----------      ----------
         ASSETS
         Current assets . . . . . . . . . . . . . . . . . . . . . . . . .        $    2,128      $    1,350
         Investment in consolidated subsidiaries,
           at cost plus equity in undistributed earnings  . . . . . . . .           739,470         623,545
         Advances to subsidiaries . . . . . . . . . . . . . . . . . . . .           927,238         569,651
         Deferred income taxes (Note B) . . . . . . . . . . . . . . . . .             2,946           2,503
         Deferred financing costs . . . . . . . . . . . . . . . . . . . .             5,247           5,594
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                81              56
                                                                                 ----------      ----------
                                                                                 $1,677,110      $1,202,699
                                                                                 ==========      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities  . . . . . . . . . . . . . . . . . . . . . .        $   21,365      $   17,398
         Long-term debt (Note C)  . . . . . . . . . . . . . . . . . . . .           900,000         550,000
         Deferred credits and other liabilities . . . . . . . . . . . . .             3,791           3,249
         Stockholders' equity . . . . . . . . . . . . . . . . . . . . . .           751,954         632,052
                                                                                 ----------      ----------
                                                                                 $1,677,110      $1,202,699
                                                                                 ==========      ==========

===============================================================================

                      Mitchell Energy & Development Corp.
                        CONDENSED STATEMENTS OF EARNINGS
              For the Years Ended January 31, 1994, 1993 and 1992
                    (in thousands except per share amounts)


                                                                       1994           1993           1992
                                                                      -------        -------        -------
         EQUITY IN NET EARNINGS OF SUBSIDIARIES . . . . . . . . .     $19,725        $19,736        $41,956
                                                                      -------        -------        -------

         OTHER (INCOME) EXPENSE
         Interest expense--third parties  . . . . . . . . . . . .      55,060         53,930         53,135
         Interest income on subsidiary advances . . . . . . . . .     (55,816)       (54,735)       (54,275)

         General and administrative expense (Note E)  . . . . . .         -              -              -
         Other, net . . . . . . . . . . . . . . . . . . . . . . .         895          2,127            877
         Income tax benefit (Note B)  . . . . . . . . . . . . . .        (101)           (73)        (2,127)
                                                                      -------        -------        -------
                                                                           38          1,249         (2,390)
                                                                      -------        -------        -------
         NET EARNINGS . . . . . . . . . . . . . . . . . . . . . .     $19,687        $18,487        $44,346
                                                                      =======        =======        =======

         EARNINGS PER SHARE . . . . . . . . . . . . . . . . . . .     $   .39        $   .39        $   .95
                                                                      =======        =======        =======

___________________________
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
 SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT -- PAGE 2 OF 4

================================================================================

                      Mitchell Energy & Development Corp.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended January 31, 1994, 1993 and 1992

                                 (in thousands)


                                                                              1994          1993           1992
                                                                            --------      --------       --------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  19,687      $  18,487     $  44,346
Adjustments to reconcile net earnings
   to cash provided by operating activities
     Equity in net earnings of subsidiaries   . . . . . . . . . . .         (19,725)       (19,736)      (41,956)
     Dividends from consolidated subsidiaries   . . . . . . . . . .          57,500         30,000        50,000
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . .             (13)         1,404        (2,393)
     Changes in operating assets and liabilities  . . . . . . . . .          (2,932)         4,762        (2,926)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,692          1,440           884
                                                                          ---------      ---------     ---------
   Cash provided by operating activities  . . . . . . . . . . . . .          56,209         36,357        47,955
                                                                          ---------      ---------     ---------

INVESTING ACTIVITIES
Investments in subsidiaries . . . . . . . . . . . . . . . . . . . .        (153,700)          (951)      (31,000)
Advances (to) from subsidiaries, net  . . . . . . . . . . . . . . .        (349,240)      (107,233)       26,155
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -             110
                                                                          ---------      ---------     ---------
   Cash used for investing activities . . . . . . . . . . . . . . .        (502,940)      (108,184)       (4,735)
                                                                          ---------      ---------     ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . .         350,000        350,000           -
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . .             -         (250,000)      (25,000)
Stock issuance proceeds . . . . . . . . . . . . . . . . . . . . . .         123,429            -             -
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . .         (25,942)       (20,097)      (18,739)
Senior note issuance costs  . . . . . . . . . . . . . . . . . . . .          (2,431)        (4,249)          -
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . .             -           (4,347)          -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,960            520           519
                                                                          ---------      ---------     ---------
   Cash provided by (used for) financing activities . . . . . . . .         447,016         71,827       (43,220)
                                                                          ---------      ---------     ---------

CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .             285            -             -

CASH AND CASH EQUIVALENTS, beginning of year  . . . . . . . . . . .               1              1             1
                                                                          ---------      ---------     ---------
CASH AND CASH EQUIVALENTS, end of year  . . . . . . . . . . . . . .       $     286      $       1     $       1
                                                                          =========      =========     =========



___________________________
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
 SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT -- PAGE 3 OF 4

================================================================================

                      Mitchell Energy & Development Corp.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JANUARY 31, 1994, 1993 AND 1992


(A) General. The accompanying condensed financial statements of Mitchell Energy & Development Corp. (MEDC) should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Stockholders of Mitchell Energy & Development Corp. and subsidiaries (the Company) for fiscal 1994, which is filed as an exhibit to this annual report on Form 10-K. For information regarding the components of and an analysis of the activity in stockholders' equity, refer to the Consolidated Statements of Stockholders' Equity included in the Company's Annual Report to Stockholders. For information regarding the issuance of Class B shares in fiscal 1994, the reclassification of MEDC's common stock in fiscal 1993 and the Company's stock option and bonus unit plans, see Notes 7 and 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders. Also, see Note 4 for information regarding extraordinary losses from early debt retirements recorded in fiscal 1994 and fiscal 1993 and Note 11 for the cumulative effect of a change in accounting methods for postretirement benefits recorded in fiscal 1993. These charges reduced the reported equity in net earnings of subsidiaries for fiscal 1994 by $5,426,000 and for fiscal 1993 by $7,251,000 and $10,551,000, respectively.

(B) Income Taxes. MEDC is included in the consolidated tax return of the Company. As the parent company, MEDC allocates to its subsidiaries amounts equal to the income taxes that the subsidiaries would pay or receive as a refund if separate returns were filed. MEDC's income tax benefit in fiscal 1992 arose when certain tax carryforwards were estimated to be utilizable that previously had been expected to expire.

(C) Long-term Debt. A summary of outstanding long-term debt at January 31, 1994 and 1993 follows (in thousands):

       UNSECURED SENIOR NOTES                                                          1994          1993
                                                                                     --------      --------
       11 1/4% (called for redemption--see below)   . . . . . . . . . . . . . .     $200,000      $200,000
       5.10% Due February 1997  . . . . . . . . . . . . . . . . . . . . . . . .      100,000          -
       8% Due July 1999   . . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000       100,000
       9 1/4% Due January 2002  . . . . . . . . . . . . . . . . . . . . . . . .      250,000       250,000
       6 3/4% Due February 2004   . . . . . . . . . . . . . . . . . . . . . . .      250,000          -
                                                                                    --------      --------
                                                                                    $900,000      $550,000
                                                                                    ========      ========


       During January 1994, MEDC called for redemption on February 25, 1994 its $200,000,000 of 11 1/4% Senior Notes Due 1999. This early redemption was completed at a price of 103.21% of principal, and the expensing of this premium and related unamortized debt issuance costs resulted in an extraordinary charge of $5,426,000 (after tax benefit of $2,921,000). This charge was recorded in fiscal 1994 since the loss was incurred when the debt was called in January 1994. Because all proceeds of senior note borrowings are advanced to the operating subsidiaries and all the costs of such indebtedness are rebilled to the subsidiaries, the extraordinary charge was allocated to MEDC's subsidiaries.

       During January 1994, MEDC issued $250,000,000 of 6 3/4% Senior Notes Due 2004 and $100,000,000 of 5.10% Senior Notes Due 1997. Initially, the loan proceeds were advanced to MEDC's subsidiaries, which used them to pay down borrowings under their commercial paper and bank revolving credit agreements. In February 1994, the subsidiaries reborrowed a portion of the amounts temporarily paid down and advanced such funds to MEDC to fund the debt redemption mentioned in the preceding paragraph.

              Mitchell Energy & Development Corp. and Subsidiaries
 SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT -- PAGE 4 OF 4
================================================================================

       On April 13, 1992, MEDC redeemed its $250,000,000 of 11 1/4% Senior
Notes Due 1997 using the proceeds of a March 1992 offering of $250,000,000 of 9 1/4% Senior Notes Due 2002. This early redemption was completed at a price of 103.21% of principal, and the expensing of this premium and related unamortized debt issuance costs resulted in an extraordinary charge of $7,251,000 (after tax benefit of $3,736,000), which was allocated to MEDC's subsidiaries as previously discussed.

       During July 1992, MEDC issued $100,000,000 of 8% Senior Notes Due 1999. The proceeds of this financing were advanced to MEDC's subsidiaries, which used them to pay down borrowings under their bank revolving credit agreements.

       Except for the notes which were redeemed in February 1994, the Company's senior notes have no sinking fund requirements and are not redeemable prior to their respective maturity dates. The senior note indentures contain certain restrictions which, among other things, limit cash dividend payments and additional borrowings, restrict the sale or lease of certain assets and limit MEDC's right to consolidate or merge with other companies. Retained earnings available for the payment of cash dividends totaled $351,954,000 at January 31, 1994.

       Certain loan agreements of MEDC's subsidiaries limit the amount of cash advances and dividends that can be paid to MEDC. At January 31, 1994, transfers to MEDC of approximately $1,240,000,000 were available under these agreements.

(D) Debt Guarantees. At January 31, 1994, MEDC was contingently liable for the repayment of approximately $80,000,000 in outstanding debt of subsidiaries and certain of their equity investees. Also, MEDC had contingent liabilities at that date totaling approximately $6,000,000, consisting principally of debt guarantees for nonprofit institutions located in The Woodlands.

(E) General and Administrative Expense Allocation. General and administrative expense in the Condensed Statements of Earnings is net of amounts charged to subsidiaries of $43,222,000; $41,398,000 and $38,184,000 in fiscal 1994, 1993 and 1992. Such costs are allocated based on estimates of time spent and benefits derived by the subsidiaries from the services provided.

(F) Statements of Cash Flows. Short-term investments with a maturity of three months or less are considered to be cash equivalents. Bank revolving credit agreement borrowings with terms of three months or less are excluded from the amounts reported as debt proceeds and repayments. Interest paid totaled $53,625,000; $52,754,000 and $52,032,000 during the years ended January 31, 1994, 1993 and 1992. Income taxes of $12,240,000; $5,935,000 and
$11,233,000 were paid during these same periods. There were no significant non-cash investing or financing activities during the three-year period ended January 31, 1994.

(G) Fair Value of Financial Instruments. The following table summarizes the carrying amounts and estimated fair values of MEDC's financial instruments for which it is practicable to estimate that value at January 31, 1994 (in thousands):

                                                                                   Carrying      Estimated
                                                                                   Amounts      Fair Values
                                                                                   -------      -----------
    BALANCE SHEET FINANCIAL INSTRUMENTS
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .   $     286      $     286
    Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     900,000        958,835

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
    Financial guarantees and commitments  . . . . . . . . . . . . . . . . . . .        -             1,100


        The estimated fair values for cash and cash equivalents are assumed to equal their carrying values because of the short maturities of these instruments. Estimated fair values of long-term debt are based on quoted market prices for these instruments. Estimated fair values of financial guarantees and commitments are based on the estimated costs of obtaining letters of credit to relieve MEDC of its obligations under such agreements.

              Mitchell Energy & Development Corp. and Subsidiaries
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (in thousands)


                                                                                        OTHER
                                            BALANCE AT                                 CHANGES*       BALANCE
                                            BEGINNING       ADDITIONS      RETIRE-       ADD           AT END
                                            OF PERIOD         AT COST      MENTS       (DEDUCT)       OF PERIOD
                                            ----------      -----------   --------     --------       ---------
YEAR ENDED JANUARY 31, 1994
Oil and gas properties  . . . . . . . .    $1,777,883       $234,026      $ 56,707     $  2,986      $1,958,188
                                           ----------       --------      --------     --------      ----------
Transmission and processing facilities
  Gas processing  . . . . . . . . . . .       242,857          4,815         3,499      (14,177)        229,996
  Gas gathering and transmission  . . .       250,742         29,211           126       (6,999)        272,828
  Other . . . . . . . . . . . . . . . .        47,385         12,122           691          (35)         58,781
                                           ----------       --------      --------     --------      ----------
                                              540,984         46,148         4,316      (21,211)        561,605
                                           ----------       --------      --------     --------      ----------
Other . . . . . . . . . . . . . . . . .       180,713         10,539        13,897       (1,530)        175,825
                                           ----------       --------      --------     --------      ----------
                                           $2,499,580       $290,713      $ 74,920     $(19,755)     $2,695,618
                                           ==========       ========      ========     ========      ==========

YEAR ENDED JANUARY 31, 1993
Oil and gas properties  . . . . . . . .    $1,733,243       $ 74,776      $ 46,318     $ 16,182      $1,777,883
                                           ----------       --------      --------     --------      ----------
Transmission and processing facilities
  Gas processing  . . . . . . . . . . .       228,732          7,875           160        6,410         242,857
  Gas gathering and transmission  . . .       213,033         55,203        10,469       (7,025)        250,742
  Other . . . . . . . . . . . . . . . .        42,883          4,597           101            6          47,385
                                           ----------       --------      --------     --------      ----------
                                              484,648         67,675        10,730         (609)        540,984
                                           ----------       --------      --------     --------      ----------
Other . . . . . . . . . . . . . . . . .       172,987         10,263         2,650          113         180,713
                                           ----------       --------      --------     --------      ----------
                                           $2,390,878       $152,714      $ 59,698     $ 15,686      $2,499,580
                                           ==========       ========      ========     ========      ==========

YEAR ENDED JANUARY 31, 1992
Oil and gas properties  . . . . . . . .    $1,649,975       $ 80,632      $  7,113     $  9,749      $1,733,243
                                           ----------       --------      --------     --------      ----------
Transmission and processing facilities
  Gas processing  . . . . . . . . . . .       219,397         14,688         5,753          400         228,732
  Gas gathering and transmission  . . .       191,943         29,037           619       (7,328)        213,033
  Other . . . . . . . . . . . . . . . .        40,100          3,368         1,099          514          42,883
                                           ----------       --------      --------     --------      ----------
                                              451,440         47,093         7,471       (6,414)        484,648
                                           ----------       --------      --------     --------      ----------
Other . . . . . . . . . . . . . . . . .       165,716         13,006         2,686       (3,049)        172,987
                                           ----------       --------      --------     --------      ----------
                                           $2,267,131       $140,731      $ 17,270     $    286      $2,390,878
                                           ==========       ========      ========     ========      ==========

___________________________
* "Other changes" include transfers between asset categories and differences between the Company's equity in earnings (losses) of and distributions from equity investees, the investments in which are included in property, plant and equipment.

              Mitchell Energy & Development Corp. and Subsidiaries
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (in thousands)


                                                                                        OTHER
                                            BALANCE AT                                 CHANGES*       BALANCE
                                            BEGINNING                      RETIRE-       ADD           AT END
                                            OF PERIOD        ADDITIONS     MENTS       (DEDUCT)       OF PERIOD
                                            ----------      ----------    --------     --------       ---------
YEAR ENDED JANUARY 31, 1994
Oil and gas properties  . . . . . . . .    $  959,483       $118,810      $ 53,524     $     17      $1,024,786
                                           ----------       --------      --------     --------      ----------
Transmission and processing facilities
  Gas processing  . . . . . . . . . . .       107,326          9,173         3,060           36         113,475
  Gas gathering and transmission  . . .        91,542          8,233            71         (365)         99,339
  Other . . . . . . . . . . . . . . . .        28,938          2,348           601          (35)         30,650
                                           ----------       --------      --------     --------      ----------
                                              227,806         19,754         3,732         (364)        243,464
                                           ----------       --------      --------     --------      ----------
Other . . . . . . . . . . . . . . . . .       128,511          7,399        13,387          (44)        122,479
                                           ----------       --------      --------     --------      ----------
                                           $1,315,800        145,963      $ 70,643     $   (391)     $1,390,729
                                           ==========                     ========     ========      ==========
Depreciation and depletion
   of real estate assets  . . . . . . . . . . . . . . . .      7,282
                                                            --------
                                                            $153,245
                                                            ========
YEAR ENDED JANUARY 31, 1993
Oil and gas properties  . . . . . . . .    $  915,266       $ 87,245      $ 44,287     $  1,259      $  959,483
                                           ----------       --------      --------     --------      ----------
Transmission and processing facilities
   Gas processing . . . . . . . . . . .        97,444         10,026           142           (2)        107,326
   Gas gathering and transmission . . .        90,308          9,075         6,914         (927)         91,542
   Other  . . . . . . . . . . . . . . .        26,245          2,779            82           (4)         28,938
                                           ----------       --------      --------     --------      ----------
                                              213,997         21,880         7,138         (933)        227,806
                                           ----------       --------      --------     --------      ----------
Other (including restructuring
  charges of $8,713)  . . . . . . . . .       113,971         16,761         2,205          (16)        128,511
                                           ----------       --------      --------     --------      ----------
                                           $1,243,234        125,886      $ 53,630     $    310      $1,315,800
                                           ==========                     ========     ========      ==========
Depreciation and depletion
   of real estate assets  . . . . . . . . . . . . . . . .      7,143
                                                            --------
                                                            $133,029
                                                            ========

YEAR ENDED JANUARY 31, 1992
Oil and gas properties  . . . . . . . .    $  830,988       $ 91,110      $  6,832    $      -       $  915,266
                                           ----------       --------      --------     --------      ----------
Transmission and processing facilities
   Gas processing . . . . . . . . . . .        95,366          9,249         5,593       (1,578)         97,444
   Gas gathering and transmission . . .        88,120         10,283            67       (8,028)         90,308
   Other  . . . . . . . . . . . . . . .        24,430          1,897            82           -           26,245
                                           ----------       --------      --------     --------      ----------
                                              207,916         21,429         5,742       (9,606)        213,997
                                           ----------       --------      --------     --------      ----------
Other . . . . . . . . . . . . . . . . .       108,044          8,495         2,513          (55)        113,971
                                           ----------       --------      --------     --------      ----------
                                           $1,146,948        121,034      $ 15,087     $ (9,661)     $1,243,234
                                           ==========                     ========     ========      ==========
Depreciation and depletion
  of real estate assets . . . . . . . . . . . . . . . . .      7,050
                                                            --------
                                                            $128,084
                                                            ========

- -------------------------
* "Other changes" for gas gathering and transmission for fiscal 1992 consist primarily of reductions related to assets that were contributed to a 45% owned partnership.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit
Number                                          Description
- -------                                   -----------------------
  3(a)              Restated Articles of Incorporation of Mitchell Energy & Development Corp., as amended through July 2, 1990 are incorporated as an exhibit to this  report by reference to exhibit 3(a) of the annual report on Form 10-K dated
                    January 31, 1992.  The Certificate of Amendment dated June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 3 of the quarterly report on Form 10-Q for the quarter ended July 31, 1992.

  3(b)              The Restated Bylaws of Mitchell Energy & Development Corp. as most recently amended February 8, 1989 are incorporated as an exhibit to this report by reference to exhibit 3(b) of the Registrant's annual report on Form
                    10-K dated January 31, 1989.

  4(a)              The Restated Credit Agreement dated October 24, 1989 among MND Energy Corporation, Mitchell Energy Corporation and Southwestern Gas Pipeline, Inc., as Borrowers, the several banks which are parties thereto, and Chemical
                    Bank, as agent for the banks is incorporated as an exhibit to this report by reference to exhibit 4(a) of the
                    Registrant's annual report on Form 10-K dated January 31, 1990.  The first amendment to this Restated Credit
                    Agreement dated October 23, 1991 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the annual report on Form 10-K dated January 31, 1992.  The second amendment dated October 7, 1992 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the annual report on Form 10-K dated
                    January 31, 1993.   The third amendment dated October 12, 1993 is attached hereto as exhibit 4(a).

  4(b)              The indenture dated February 15, 1989 by and between Mitchell Energy & Development Corp., as Borrower, and First
                    City National Bank of Houston (succeeded by Texas Commerce Bank), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4.1 of File No. 33-26471.

  4(c)              The senior and subordinated indentures dated August 1, 1991 by and between Mitchell Energy & Development Corp., as Borrower, and First City, Texas-Houston, National Association (succeeded by Texas Commerce Bank), as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-42340.

  4(d)              The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Borrower, and NationsBank of Texas, National Association, as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-61070.  The first supplement to the senior indenture dated January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994.  The second supplement to the senior indenture dated
                    January 20, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 20, 1994.


Exhibit
Number                                          Description
- -------                                   -----------------------
  10(a)             Gas Purchase Contract dated March 29, 1989, between Natural Gas Pipeline Company of America, Buyer, and Mitchell
                    Energy Corporation, Seller is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1989.

  10(b)             Long Term Incentive and 1979 Nonqualified Stock Option Plan, as amended through the Seventh Amendment is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated
                    January 31, 1992.  The Eighth Amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(b) of the annual report on Form 10-K dated January 31, 1993.

  10(c)             1989 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1992.  The first amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1993.

  10(d)             Amended and Restated 1989 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit
                    10(e) of the annual report on Form 10-K dated January 31, 1992.  An amendment to such Plan effective as of June
                    24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form
                    10-K dated January 31, 1993.

  10(e)             1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992.  An amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to  exhibit 10(e) of the annual report on Form 10-K dated
                    January 31, 1993.

  10(f)             Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992.

  10(g)             Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992.

  10(h)             Deferred compensation/supplementary life insurance arrangement between the Registrant and certain of its executive officers is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated January 31, 1992.

Exhibit
Number                                          Description
- -------                                   -----------------------
  10(i)             The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form  10-K dated
                    January 31, 1991.

  10(j)             Employment agreement between the Registrant and W. D. Stevens dated January 3, 1994.

  10(k)             Severance compensation contract dated April 16, 1992 between the Registrant and Roger L. Galatas is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated
                    January 31, 1993.

  10(l)             Severance compensation contract dated October 31, 1991 between the Registrant and Philip S. Smith is incorporated as an exhibit to this report by reference to exhibit 10(k) of the Registrant's annual report on
                    Form 10-K dated January 31, 1993.

  10(m)             Severance compensation contract dated April 16, 1992 between the Registrant and Allen J. Tarbutton, Jr. is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form  10-K dated
                    January 31, 1993.

  10(n)             A written description (in lieu of a formal document) describing the Registrant's commitment to underwrite a life insurance policy for the benefit of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1993.

  12                Computation of Ratio of Earnings to Fixed Charges

  13                Annual Report to Stockholders for the fiscal year ended January 31, 1994

  21                List of Subsidiaries as of January 31, 1994

  23                Consent of Independent Public Accountants

  99(a)             Annual Report on Form 11-K for the fiscal year ended January 31, 1994 of Mitchell Energy & Development Corp.
                    Thrift and Savings Plan

  99(b)             Annual Report on Form 11-K for the fiscal year ended January 31, 1994 of MND Hospitality, Inc. Thrift and
                    Savings Plan
