Form 10-K/A
period 1994-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1994-04-28
CIK 311995

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                      AMOUNTS CHARGED TO
                                                                      COSTS AND EXPENSES
                                                               ---------------------------------
                                                                1994         1993         1992
                                                               -------      -------      -------
MAINTENANCE AND REPAIRS.....................................   $20,260      $17,923      $18,756
TAXES, OTHER THAN PAYROLL AND INCOME TAXES
Severance...................................................    10,665        9,738       10,134
Ad valorem..................................................    17,822       13,823       14,205
Other.......................................................       310          252          475

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
