Form 10-Q
period 1994-04-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1994-06-14
CIK 311995

________________________________________________________________________________
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


          (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1994

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



                  TEXAS                                 74-1032912
        (State of incorporation)           (I.R.S. Employer Identification No.)


          2001 TIMBERLOCH PLACE
          THE WOODLANDS, TEXAS                             77380
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                             ---        ---

              Shares of common stock outstanding at May 31, 1994:

                    Class A . . . . . . . .       23,563,834
                    Class B . . . . . . . .       29,189,183
________________________________________________________________________________
________________________________________________________________________________

                                     INDEX



                                                                                                         Page
Part I - Financial Information                                                                          Number
                                                                                                        ------
      Item 1.  Financial Statements

         Representation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

         Unaudited Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . .         4

         Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .         5

         Unaudited Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . . .         6

         Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . .         7

      Item 2.  Management's Discussion and Analysis of
         Financial Position and Results of Operations . . . . . . . . . . . . . . . . . . . . . .        11


Part II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .        18





DEFINITIONS.   As used herein, "Btu" means British Thermal Units, "MMBtu" means million Btu, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids and "DD&A" means depreciation, depletion and amortization. Pipeline volumes are based on average energy content of 1,000 Btu per cubic foot. Oil, gas and NGL volume, price and reserve information includes applicable equity partnership interests.

                         Part I - Financial Information




ITEM 1.  FINANCIAL STATEMENTS

       The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments--which include only normal and recurring adjustments--necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended January 31, 1994 and with the Management Discussion and Analysis sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                              APRIL 30,         January 31,
                                                                                1994               1994
                                                                            -------------      ------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . $     18,256       $     21,832
Trade receivables, net of allowance for
  doubtful accounts of $2,765 and $2,720  . . . . . . . . . . . . . . . . .      129,936            134,570
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,440             21,400
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,914             11,123
                                                                            ------------       ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .      185,546            188,925
                                                                            ------------       ------------
PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties, full cost method of accounting
  Costs being amortized . . . . . . . . . . . . . . . . . . . . . . . . . .    1,926,355          1,907,799
  Costs not being amortized . . . . . . . . . . . . . . . . . . . . . . . .       53,157             50,389
Transmission and processing facilities  . . . . . . . . . . . . . . . . . .      564,765            561,605
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      137,875            175,825
                                                                            ------------       ------------
                                                                               2,682,152          2,695,618
Less - accumulated depreciation, depletion and amortization . . . . . . . .    1,384,026          1,390,729
                                                                            ------------       ------------
                                                                               1,298,126          1,304,889
                                                                            ------------       ------------
REAL ESTATE
The Woodlands . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      629,618            627,762
Land held for investment, development or sale . . . . . . . . . . . . . . .      160,158            159,949
Resort and other operating properties . . . . . . . . . . . . . . . . . . .       65,250             65,956
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $501 and $507  . . . . . . . . . . . .       45,791             42,985
                                                                            ------------       ------------
                                                                                 900,817            896,652
                                                                            ------------       ------------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,358             25,010
                                                                            ------------       ------------
                                                                            $  2,408,847       $  2,415,476
                                                                            ------------       ------------
                                                                            ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     14,831       $      9,955
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . . . .       63,317             64,110
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       73,415             92,895
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,351             50,156
                                                                            ------------       ------------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .      202,914            217,116
                                                                            ------------       ------------
LONG-TERM DEBT
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      496,787            486,066
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . . . .      511,153            502,252
                                                                            ------------       ------------
                                                                               1,007,940            988,318
                                                                            ------------       ------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      340,350            339,456
Natural gas contract restructuring proceeds . . . . . . . . . . . . . . . .       47,401             51,527
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,073             30,731
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       36,579             36,374
                                                                            ------------       ------------
                                                                                 455,403            458,088
                                                                            ------------       ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 shares each of Class A and Class B) . . . . . . .        5,386              5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .      143,502            143,440
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      607,708            617,214
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,006)           (14,086)
                                                                            ------------       ------------
                                                                                 742,590            751,954
                                                                            ------------       ------------
                                                                            $  2,408,847       $  2,415,476
                                                                            ------------       ------------
                                                                            ------------       ------------

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)


                                                                                   Three Months Ended
                                                                                         April 30
                                                                                ------------------------
                                                                                   1994           1993
                                                                                ----------     ---------
REVENUES
Exploration and production  . . . . . . . . . . . . . . . . . . . . . . . . .   $   74,409    $   57,582
Transmission and processing . . . . . . . . . . . . . . . . . . . . . . . . .      116,975       145,120
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,784        28,144
                                                                                ----------    ----------
                                                                                   225,168       230,846
                                                                                ----------    ----------

OPERATING COSTS AND EXPENSES (including DD&A) (Note 8)
Exploration and production  . . . . . . . . . . . . . . . . . . . . . . . . .       56,533        42,354
Transmission and processing . . . . . . . . . . . . . . . . . . . . . . . . .      114,774       128,200
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,710        23,903
                                                                                ----------    ----------
                                                                                   198,017       194,457
                                                                                ----------    ----------

SEGMENT OPERATING EARNINGS (Note 8) . . . . . . . . . . . . . . . . . . . . .       27,151        36,389
General and administrative expense  . . . . . . . . . . . . . . . . . . . . .       10,255        11,202
                                                                                ----------    ----------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . .       16,896        25,187
                                                                                ----------    ----------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,284        18,284
Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,217)       (8,673)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,042         1,092
                                                                                ----------    ----------
                                                                                    11,109        10,703
                                                                                ----------    ----------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . .        5,787        14,484

INCOME TAXES (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,903         4,195
                                                                                ----------    ----------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    3,884    $   10,289
                                                                                ----------    ----------
                                                                                ----------    ----------


EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ .07         $ .22
                                                                                     -----         -----
                                                                                     -----         -----

AVERAGE COMMON SHARES OUTSTANDING   . . . . . . . . . . . . . . . . . . . . .       52,753        46,685
                                                                                ----------    ----------
                                                                                ----------    ----------

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Three Months Ended
                                                                                          April 30
                                                                                  -----------------------
                                                                                    1994          1993
                                                                                  ---------     ---------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    3,884    $   10,289
Adjustments to reconcile net earnings to cash provided by operating activities
   Depreciation, depletion and amortization . . . . . . . . . . . . . . . . .       45,026        32,313
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          830         2,232
   Cost of land sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,853         6,462
   Residential land development costs, net of reimbursements  . . . . . . . .       (4,229)       (2,953)
   Partnership distributions in excess of (less than) earnings  . . . . . . .        2,088        (1,941)
   Amortization of deferred natural gas contract restructuring proceeds . . .       (4,126)       (4,769)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,813)       (1,316)
                                                                                ----------    ----------
                                                                                    50,513        40,317
   Changes in operating assets and liabilities  . . . . . . . . . . . . . . .      (11,375)      (34,483)
                                                                                ----------    ----------
   Cash provided by operating activities  . . . . . . . . . . . . . . . . . .       39,138         5,834
                                                                                ----------    ----------

INVESTING ACTIVITIES
Capital additions
   Total on accrual basis . . . . . . . . . . . . . . . . . . . . . . . . . .      (57,501)      (49,808)
   Residential land development costs deducted above  . . . . . . . . . . . .        4,229         2,953
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . . . . . . .      (10,122)          777
                                                                                ----------    ----------
                                                                                   (63,394)      (46,078)
Proceeds from dispositions of property, plant and equipment . . . . . . . . .        9,639            -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           58           726
                                                                                ----------    ----------
    Cash used for investing activities  . . . . . . . . . . . . . . . . . . .      (53,697)      (45,352)
                                                                                ----------    ----------

FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . . . . .      224,763        31,400
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (200,265)       (1,855)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,695)       (5,892)
Debt prepayment premium . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,420)           -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (400)           91
                                                                                ----------    ----------
    Cash provided by financing activities   . . . . . . . . . . . . . . . . .       10,983        23,744
                                                                                ----------    ----------
DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .       (3,576)      (15,774)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       21,832        28,097
                                                                                ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $   18,256    $   12,323
                                                                                ----------    ----------
                                                                                ----------    ----------

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended April 30, 1994
                         (dollar amounts in thousands)



                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
                                                         Stock       Capital     Earnings      Stock       Total
                                                       ---------   -----------   --------    ---------   ---------
DOLLAR AMOUNTS
- - --------------
BALANCE, JANUARY 31, 1994 . . . . . . . . . . . . . .    $5,386      $143,440    $617,214    $(14,086)   $751,954

Net earnings  . . . . . . . . . . . . . . . . . . . .        -             -        3,884          -        3,884

Cash dividends declared (24 cents per share on
   Class A and 26.50 cents per share on Class B)  . .        -             -      (13,390)         -      (13,390)

Exercises of stock options  . . . . . . . . . . . . .        -             62          -           80         142
                                                         ------      --------    --------    --------    --------
BALANCE, APRIL 30, 1994 . . . . . . . . . . . . . . .    $5,386      $143,502    $607,708    $(14,006)   $742,590
                                                         ------      --------    --------    --------    --------
                                                         ------      --------    --------    --------    --------





     _____________________________________________________________________
     _____________________________________________________________________





                                                          Shares Issued                     Treasury Shares Held
                                                  -----------------------------          -------------------------
                                                    Class A           Class B             Class A         Class B
                                                  ------------      -----------          ---------       ---------
SHARE AMOUNTS
- - -------------
BALANCE, JANUARY 31, 1994 . . . . . . . . . . .     23,978,117       29,878,117            417,477       692,128

Exercises of stock options  . . . . . . . . . .            -                -               (3,200)       (3,200)

Other . . . . . . . . . . . . . . . . . . . . .             (5)              (5)                -             -
                                                    ----------       ----------            -------       -------
BALANCE, APRIL 30, 1994 . . . . . . . . . . . .     23,978,112       29,878,112            414,277       688,928
                                                    ----------       ----------            -------       -------
                                                    ----------       ----------            -------       -------

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1994


(1)    ACCOUNTING POLICIES
       The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. (MEDC) and its majority- owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20% to 50% owned entities. The Company's net investment in each of these entities is included in the applicable segment's asset caption of the consolidated balance sheets, and its equity in the pretax earnings or losses of each entity is included in the applicable caption of revenues or operating costs and expenses of the consolidated statements of earnings.


(2)    REAL ESTATE OPERATIONS
       In accordance with industry accounting practice, real estate assets are reported as long-term assets in the consolidated balance sheets. Because they represent the primary revenues and costs for these activities, interest income and interest expense of the Company's finance operations are reported, respectively, as revenues and costs and expenses in the consolidated statements of earnings.


(3)    EQUITY INVESTMENTS
       Entities accounted for on the equity method include approximately 30 partnerships engaged in either energy or real estate activities. The principal partnership interests included the following at April 30, 1994:

                                                          Ownership
                   Name                                   Percentage                Nature of Operations
- - ----------------------------------------------            ----------         ----------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                    45            Natural gas marketing
Belvieu Environmental Fuels                                  33.33           Production of MTBE
C&L Processors Partnership                                     50            Natural gas processing
Ferguson-Burleson County Gas Gathering System                  45            Gas gathering and transmission
Gulf Coast Fractionators                                     38.75           Fractionation of NGLs
U. P. Bryan                                                    45            Natural gas processing

REAL ESTATE
The Fort Crockett Hotel Limited                                50            Galveston, Texas resort hotel
Lake Catamount Joint Venture                                   50            Land held for development
The Woodlands Mall Associates                                  50            Regional mall

Other real estate partnerships own various commercial and apartment properties located principally in The Woodlands and a cable television system.

       Summarized financial information for equity investees for the three-month periods ended April 30, 1994 and 1993 follows (in thousands):

                                                                            1994             1993
                                                                         ---------        ---------
            Revenues  . . . . . . . . . . . . . . . . . . . . . . . .    $101,630          $130,626
            Operating earnings  . . . . . . . . . . . . . . . . . . .       4,121            27,225
            Pretax earnings*  . . . . . . . . . . . . . . . . . . . .         556            23,547
            Proportionate share of pretax earnings included
              in the Company's reported operating earnings  . . . . .        (366)           11,184

            ___________________________________
            *Before interest expense for those entities whose activities are funded by capital contributions of the owners.

       Using a portion of the proceeds of a common stock offering, the Company purchased, effective May 1, 1993, the limited partner's interest in MEC Development, Ltd. for $52,585,000, from which the partner repaid its proportionate share of partnership debt. The Company also repaid its share of the partnership's debt of $25,666,000, and the partnership was liquidated. All reserves and other assets previously owned by the partnership are now held by the Company. Since this partnership was a significant contributor to the earnings reported in the above table, its removal from these results effective May 1, 1993 is a major cause of the significant earnings decline from these entities. Also contributing to this decline were reduced earnings for Austin Chalk Natural Gas Marketing Services, a substantial portion of which was attributable to a seasonal lowering of deliveries under its contracts with a utility purchaser which were revised in January 1994.

       The operations of many of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Excluding notes payable to the Company aggregating $8,972,000 at April 30, 1994, outstanding indebtedness of these entities at April 30, 1994 and January 31, 1994 is summarized as follows (in thousands):

                                                        The Company's Pro-
                                                        portionate Share at
                                                           April 30, 1994             Entity Total
                                                       --------------------      -------------------------
                                                                    Nonre-        April 30,    January 31,
                                                       Recourse     course          1994           1994
                                                       --------   ---------      ----------    -----------
ENERGY OPERATIONS
Belvieu Environmental Fuels . . . . . . . . . . . .    $ 56,667   $       -      $  170,000     $  136,000
C&L Processors Partnership  . . . . . . . . . . . .      30,364      25,865         112,459        116,719
Gulf Coast Fractionators  . . . . . . . . . . . . .      13,032      13,986          69,725         64,250
                                                       --------   ---------      ----------     ----------
                                                        100,063      39,851         352,184        316,969
                                                       --------   ---------      ----------     ----------
REAL ESTATE OPERATIONS
The Fort Crockett Hotel Limited . . . . . . . . . .       4,136       1,960          12,193         12,397
The Woodlands Mall Associates . . . . . . . . . . .      11,878          -           23,756         18,689
Apartment partnerships  . . . . . . . . . . . . . .       1,177      17,064          42,551         37,728
Others  . . . . . . . . . . . . . . . . . . . . . .       2,270      15,448          37,574         37,729
                                                       --------   ---------      ----------     ----------
                                                         19,461      34,472         116,074        106,543
                                                       --------   ---------      ----------     ----------
                                                       $119,524   $  74,323      $  468,258     $  423,512
                                                       --------   ---------      ----------     ----------
                                                       --------   ---------      ----------     ----------

See Note 3 of Notes to Consolidated Financial Statements included on pages 51 and 52 of the Company's Fiscal 1994 Annual Report for additional information concerning the indebtedness of the partnerships and the status of their operations.

(4)    INCOME TAXES
       Income tax expense for the three-month periods ended April 30, 1994 and 1993 consists of the following (in thousands):

                                                                          1994             1993
                                                                        -------          -------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .   $   912          $ 1,408
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .       161              555
                                                                        -------          -------
                                                                          1,073            1,963
                                                                        -------          -------
           DEFERRED
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .       521            2,344
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .       309             (112)
                                                                        -------          -------
                                                                            830            2,232
                                                                        -------          -------
                                                                        $ 1,903          $ 4,195
                                                                        -------          -------
                                                                        -------          -------

       The Company's estimated annual tax rates for the three-month periods ended April 30, 1994 and 1993 of 32.9% and 29.0% were lower than the applicable statutory Federal income tax rates of 35% and 34%, respectively, primarily because Federal tax credits available under Section 29 of the Internal Revenue Code were somewhat larger than the state income tax expense for these periods.


(5)    COMMITMENTS AND CONTINGENCIES
       LITIGATION AND OTHER. The Company is party to various claims and other legal actions arising in the ordinary course of business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. Management expects that none of these matters, when ultimately resolved, will have a material adverse effect upon the Company's financial position or results of operations.

       MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $192,000,000 of securities backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limitations. Management does not expect that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will have a significant adverse effect on the Company's financial position or results of operations.


(6)    PREPAYMENT OF SENIOR NOTES
       On February 25, 1994, the parent company redeemed its $200,000,000 of 11 1/4% Senior Notes Due 1999. This early redemption was completed at a price of 103.21% of principal. This premium and related unamortized debt issuance costs were expensed as an extraordinary charge during the fourth quarter of fiscal 1994 when the debt was called.


(7)    SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid (excluding amounts capitalized, but including amounts for finance operations that are reported as cost of sales) totaled $6,452,000 and $7,805,000 during the three-month periods ended April 30, 1994 and 1993. Income taxes paid during these same periods totaled $4,000 and $3,416,000. There were no significant non-cash investing or financing activities during these periods.

(8)    SEGMENT INFORMATION
       Selected industry segment data for the three-month periods ended April 30, 1994 and 1993 follows (in thousands):

                                                             Segment
                                                            Operating                                 Capital
                                      Revenues              Earnings              DD&A               Additions
                                -------------------   -------------------  ------------------   -------------------
                                  1994      1993        1994       1993      1994      1993       1994       1993
                                --------  ---------   --------   --------  --------  --------   --------   --------
EXPLORATION AND PRODUCTION
Oil and gas . . . . . . . . .   $ 69,725  $  57,558   $ 14,169   $ 15,518  $ 35,786  $ 24,291   $ 35,042   $ 23,052
Other . . . . . . . . . . . .      4,684         24      3,707       (290)      786       125         75         37
                                --------  ---------   --------   --------  --------  --------   --------   --------
                                  74,409     57,582     17,876     15,228    36,572    24,416     35,117     23,089
                                --------  ---------   --------   --------  --------  --------   --------   --------
TRANSMISSION AND PROCESSING
Gas processing  . . . . . . .     49,309     74,005      1,552     11,352     2,287     2,532        341      1,350
Gas gathering and transmission    65,611     68,870        281      4,733     2,636     2,226      4,438      9,587
Other . . . . . . . . . . . .      2,055      2,245        368        835       664       677      1,339      2,909
                                --------  ---------   --------   --------  --------  --------   --------   --------
                                 116,975    145,120      2,201     16,920     5,587     5,435      6,118     13,846
                                --------  ---------   --------   --------  --------  --------   --------   --------
REAL ESTATE . . . . . . . . .     33,784     28,144      7,074      4,241     2,018     1,822     15,478     12,499
                                --------  ---------   --------   --------  --------  --------   --------   --------
CORPORATE . . . . . . . . . .        -          -          -          -         849       640        788        374
                                --------  ---------   --------   --------  --------  --------   --------   --------
                                $225,168   $230,846   $ 27,151   $ 36,389  $ 45,026  $ 32,313   $ 57,501   $ 49,808
                                --------  ---------   --------   --------  --------  --------   --------   --------
                                --------  ---------   --------   --------  --------  --------   --------   --------

       On April 7, 1994, the Company sold 16 land drilling rigs for $9,000,000 in cash and warrants to acquire common stock of the purchaser under which an additional $1,000,000 may be realized during the two-year period following the sale. This sale effectively completed the Company's withdrawal from the contract drilling business. Segment operating earnings for "Other Exploration and Production" activities for fiscal 1995's first quarter included a $3,791,000 gain on this sale, including no value for the warrants.


(9)    SUBSEQUENT EVENT
       On June 1, 1994, the first part of the Company's previously reported $120 million agreement to sell certain Transmission and Processing Division assets was closed. The assets sold included the Winnie Pipeline system and Spindletop gas storage facility. This closing was completed to enable the purchaser to assume full operational control over the transferred assets before final details are implemented to allow the transfer of the remaining assets. The Company used the cash proceeds of this sale to pay down outstanding indebtedness under its revolving credit and commercial paper facilities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              POSITION AND RESULTS OF OPERATIONS

       The discussion which follows summarizes the Company's financial position at April 30, 1994 and the results of its operations for the three-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements, notes thereto and other financial data included in the Company's Annual Report for the fiscal year ended January 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

       A principal strategy of the Company has been to acquire well-positioned energy and real estate assets and to enhance their value through long-term development programs. This strategy requires major front-end capital investments, which are recovered over extended periods of time as energy reserves are produced and real estate investments are developed and operated or sold. The Company generally has funded its investment activities using cash provided by operating activities and sales of varying interests in mature real estate assets supplemented to the extent necessary with proceeds from long-term borrowings. In recent years, the primary sources of such borrowed funds have been bank credit agreements of the energy and real estate subsidiaries and senior notes of the parent company. Needed funds initially have been borrowed under the bank credit agreements, and the credit availability under these facilities periodically has been restored by paying down outstanding borrowings using proceeds from public offerings of parent company senior notes. Additionally, during May 1993, the Company sold 5.9 million shares of its Class B common stock. The $123.4 million proceeds of this offering were used to fund the Company's buy-out of the MEC Development, Ltd. partnership and drilling costs that otherwise would have been expenditures of that partnership.

       During January 1994, the Company issued $250 million of 6 3/4% Senior Notes Due 2004 and $100 million of 5.10% Senior Notes Due 1997. The proceeds of these borrowings were used to prepay $200 million of 11 1/4% Senior Notes Due 1999 and to pay down outstanding borrowings under the Company's bank credit agreements as discussed above. The 11 1/4% senior notes were redeemed on February 25, 1994 at a price of 103.21% of principal. The $6.4 million debt prepayment premium paid in connection with this redemption was expensed in January 1994 when the Company gave notice that the notes would be redeemed. In addition to lowering the Company's interest costs, these transactions increased the Company's credit availability, extended the maturities of its indebtedness, reduced its exposure to floating interest rates and increased the percentage of the Company's indebtedness that is unsecured, parent company debt.

        The Company's bank revolving credit and commercial paper facilities provide for aggregate borrowings of approximately $558 million. The Company had unused capacity of $288 million under these committed credit facilities at April 30, 1994. Exclusive of maturities under its bank credit facilities and commercial paper program which are periodically extended, the Company's aggregate five-year debt maturities totaled approximately $136 million at April 30, 1994.

        On June 1, 1994, the first part of the Company's previously reported $120 million agreement to sell certain Transmission and Processing Division assets was closed. The assets sold included the Winnie Pipeline system and Spindletop gas storage facility. This closing was completed to enable the purchaser to assume full operational control over the transferred assets before final details are implemented to allow the transfer of the remaining assets. The Company used the cash proceeds of this sale to pay down outstanding indebtedness under its revolving credit and commercial paper facilities.

       Because of its ongoing development activities and overall economic factors, the Company expects the values of its energy and real estate assets to increase over time. Such value increases should enable the Company to raise capital to fund a portion of its ongoing development costs. Additionally, the Company's business plan includes the use of energy and real estate partnerships and sales of mature real estate properties to provide for some of its funding needs. Because of the cyclical nature of energy prices and the real estate business, value increases will not occur evenly, and it is possible that value declines periodically will occur. However, the Company expects that its activities will continue to increase shareholder value over the longer term.

       The Company believes its asset values and cash flows will be sufficient to allow it to provide for both its short-term and long-term liquidity needs. Such short-term needs can be met by supplementing operating cash flows with borrowings under committed bank credit facilities. Public debt and equity markets will be accessed periodically to meet the Company's longer-term liquidity needs.

       At April 30, 1994, the Company's long-term debt totaled $1,007.9 million, up $19.6 million from the balance at the beginning of the year. Its debt/equity ratio was 1.36, which compares to the beginning of the year's 1.31. As a result of the June 1, 1994 debt paydown mentioned above, the Company's debt/equity ratio is expected to decline during the second quarter.

       Largely because of low crude oil prices and their adverse impact on NGL prices and margins, the Company chose to scale back its fiscal 1995 capital spending plans to better balance its cash inflows and outflows. The planned level of spending is believed adequate to allow the Company to replace the oil and gas reserves that will be produced in fiscal 1995, to fund ongoing Transmission and Processing projects and to provide for continued residential and commercial development within The Woodlands. As the year progresses, the fiscal 1995 capital budget may be adjusted--either upward or downward--in response to changed circumstances and opportunities.


OTHER MATTERS

SIGNIFICANT PROJECTS NEARING COMPLETION

       In addition to its fiscal 1995 consolidated capital budget, the Company is participating through partnerships in several significant construction projects. These projects, which are funded principally using proceeds of loan agreements of the partnerships, include an MTBE plant, expansion of Gulf Coast Fractionators' (GCF's) fractionation facility and construction of a regional mall in The Woodlands. Once completed later in fiscal 1995, these projects are expected to make contributions to the Company's operating earnings.

       A partnership in which the Company has a one-third interest has constructed an MTBE plant at Mont Belvieu, Texas, with a design capacity of 12,500 barrels per day. MTBE (methyl tertiary butyl ether) is an oxygenate used in the production of environmentally cleaner gasoline. This plant, with an estimated construction cost of $220 million, commenced production during June 1994. Each of the three partners in this venture is to provide one-third of the plant's isobutane feedstock, and one of the partners, Sun Company, Inc., is contractually obligated to purchase all of the MTBE production for a period of ten years. Plant construction costs are funded through the partnership's $176 million loan agreement and capital contributions from the partners.

       Through its 38.75% ownership in GCF, the Company is participating in a 40,000-barrel-per-day expansion of an NGL fractionation plant at Mont Belvieu, Texas. In spite of an April 1994 fire which has idled the fractionator (see page 17 for additional information), the expanded facility is expected to commence operations by September 1994. In connection with the $40 million expansion project and the entrance of Conoco, Inc. into the partnership, GCF arranged an $85 million term loan in June 1993. Of the loan proceeds, $40 million was distributed to the partners in fiscal 1994, the Company's share of which was $15.5 million, and the remainder is being used to fund the expansion. Each of the partners has executed long-term contracts with GCF for the fractionation of production from certain of their gas processing plants.

       The Woodlands Mall, a one million-square-foot regional mall, scheduled to open in October 1994, is being developed by a partnership equally owned by the Company and Homart Development Co., a subsidiary of Sears, Roebuck and Co. Costs of the 345,000- square-foot gross leasable area being constructed by the partnership, together with site development and other general costs, are being funded using proceeds of the partnership's $65 million loan agreement.

TRANSMISSION AND PROCESSING DIVISION RESTRUCTURING

        In response to the adverse economic conditions discussed elsewhere herein affecting its gas processing and gas gathering and transmission activities and the sale of its Winnie Pipeline and Spindletop storage facility assets, the Company has embarked upon an extensive restructuring of its Transmission and Processing Division activities. Resultant operational changes will begin to be implemented during fiscal 1995's second quarter beginning with a voluntary incentive retirement program which has been offered to approximately 75 qualifying employees of the division who may choose to retire effective June 30, 1994. Other measures are being considered, including possible dispositions of certain of the Company's smaller gas processing plants--many of which are currently idle--and its Brazos Gas Compressing Company subsidiary.


OPERATING STATISTICS

       Certain operating statistics for the three-month periods ended April 30, 1994 and 1993 follow:

                                                                                    1994           1993
                                                                                  -------        -------
    AVERAGE DAILY VOLUMES
    Natural gas sales (Mcf) . . . . . . . . . . . . . . . . . . . . . . . . .     218,700        168,700
    Crude oil and condensate sales (Bbls) . . . . . . . . . . . . . . . . . .       6,700          5,800
    Natural gas liquids produced (Bbls) . . . . . . . . . . . . . . . . . . .      43,200         54,300
    Pipeline throughput (Mcf) . . . . . . . . . . . . . . . . . . . . . . . .     511,000        559,000

    AVERAGE SALES PRICES
    Natural gas (per Mcf) . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2.82         $ 2.85
    Crude oil and condensate (per Bbl)  . . . . . . . . . . . . . . . . . . .       13.36          18.71
    Natural gas liquids produced (per Bbl)  . . . . . . . . . . . . . . . . .       10.99          13.62

    RESIDENTIAL LOTS SOLD - THE WOODLANDS . . . . . . . . . . . . . . . . . .         228            219
    Average sales price . . . . . . . . . . . . . . . . . . . . . . . . . . .     $37,807        $40,000

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1994
COMPARED WITH THREE MONTHS ENDED APRIL 30, 1993

       The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                             Segment Operating Earnings
                                        ------------------------------------
                                        Exploration    Transmission
                                             and            and        Real                Pretax         Net
                                        Production      Processing    Estate    Other*    Earnings     Earnings
                                        -----------    ------------   ------    ------    --------     --------
THREE MONTHS ENDED APRIL 30, 1993 . . .   $15.2           $16.9        $ 4.3   $(21.9)      $14.5       $10.3
                                          -----           -----        -----   ------       -----       -----
MAJOR INCREASES (DECREASES)
Natural gas
  Market-sensitive sales  . . . . . . .     4.0              -            -        -          4.0         2.6
  Sales under fixed-price contracts . .     1.0              -            -        -          1.0          .7
Oil and condensate sales  . . . . . . .    (2.2)             -            -        -         (2.2)       (1.4)
Oil and gas DD&A rate increase
  MEC Development, Ltd. buy-out   . . .    (2.1)             -            -        -         (2.1)       (1.4)
  Other   . . . . . . . . . . . . . . .    (1.2)             -            -        -         (1.2)        (.8)
Gas processing
  NGL price   . . . . . . . . . . . . .      -            (10.2)          -        -        (10.2)       (6.7)
  Production volumes  . . . . . . . . .      -             (3.0)          -        -         (3.0)       (2.0)
  Decreased cost of sales   . . . . . .      -              2.1           -        -          2.1         1.3
Gas gathering and transmission  . . . .      -             (4.7)          -        -         (4.7)       (3.1)
Real estate . . . . . . . . . . . . . .      -               -           2.2       -          2.2         1.4
Other
  Gain on sale of drilling rigs   . . .     3.8              -            -        -          3.8         2.5
  Expensing of insurance deductibles
     related to an April 1994 fire  . .      -             (1.0)          -        -         (1.0)        (.7)
  SAR/Bonus unit expense accruals . . .     1.1              .4           .6      1.1         3.2         2.0
  Reversal in prior year of
     contingent liability . . . . . . .    (1.9)             -            -        -         (1.9)       (1.2)
  Miscellaneous   . . . . . . . . . . .      .2             1.7           -       (.6)        1.3          .9
Higher effective income tax rate  . . .      -               -            -        -           -          (.5)
                                          -----          ------        -----   ------      ------      ------
                                            2.7           (14.7)         2.8       .5        (8.7)       (6.4)
                                          -----          ------        -----   ------      ------      ------
THREE MONTHS ENDED APRIL 30, 1994 . . .   $17.9          $  2.2        $ 7.1   $(21.4)     $  5.8      $  3.9
                                          -----          ------        -----   ------      ------      ------
                                          -----          ------        -----   ------      ------      ------

___________________________________
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

       Exploration and Production Division operating earnings rose by $2.7 million in fiscal 1995's first quarter, to $17.9 million. This resulted from increased production of natural gas and oil and the sale of 16 drilling rigs, which more than offset the negative impact of sharply lower prices for oil and leasehold NGLs and the reversal during the prior-year period of a contingent liability. As a result of the Company's increased fiscal 1994 drilling program, improved natural gas market conditions and the buy-out of MEC Development, Ltd. effective May 1, 1993, average daily natural gas sales volumes rose to 218,700 Mcf, up from 168,700 in the comparable period of the prior year. The Company's weighted average natural gas sales price declined to $2.82 per Mcf from $2.85 last year. This occurred because of a change in the "mix" of the Company's production (more lower-priced, market-sensitive gas was sold this year) and because of lower realization for fixed-price contract gas for the reasons discussed of the following page and reduced North Texas revenues for leasehold NGLs and amortization of price-related deferred contract restructuring proceeds.

NATURAL GAS - MARKET-SENSITIVE SALES ($4.0 MILLION INCREASE). This favorable variance was principally the result of improved demand for natural gas. Market-sensitive production volumes averaged 114,100 Mcf per day at a price of $2.17 per Mcf, up from 76,400 and $1.91 in the corresponding period of the prior year. The production rise was primarily attributable to wells drilled in fiscal 1994; production from the Calhoun Unit, where the Company ceased reinjecting gas and began selling it in August 1993; and the previously mentioned buy-out of MEC Development, Ltd., which added approximately 5,900 Mcf per day to the first-quarter volumes.

NATURAL GAS - SALES UNDER FIXED-PRICE CONTRACTS ($1.0 MILLION INCREASE). Production under fixed-price contracts averaged 104,600 Mcf per day at a price of $3.52 per Mcf; such amounts were 92,300 and $3.64, respectively, during the comparable prior-year period. The volume increase resulted principally from the limited partnership buy-out, which added approximately 10,200 Mcf per day to the fiscal 1995 volumes. The positive impact of the $.25 per MMBtu annual increase under the sales contract with Natural Gas Pipeline Company of America
(NGPL) covering most of the Company's North Texas production was more than offset by lower realizations for leasehold NGLs and the lack in fiscal 1995 of any amortization of price-related deferred contract restructuring proceeds. Although amortization continues for certain deferred contract restructuring proceeds, amortization of such price-related proceeds, which added $.16 per Mcf to the prior-period's average price for fixed-price sales, ceased during fiscal 1994 when such amounts were fully amortized.

OIL AND CONDENSATE SALES PRICE ($2.2 MILLION DECREASE). The average price for oil and condensate for fiscal 1995's first quarter of $13.36 per barrel was 29% below the $18.71 realized during the comparable period of the prior year, reducing operating earnings by $3.0 million. This downturn in prices, most of which has now been reversed, occurred principally because of perceived overproduction of crude oil on a worldwide basis. Partially offsetting the effect of the lower prices was an increase of 900 barrels per day in production volumes (to 6,700 barrels per day), which added $.8 million in operating earnings. The production increase resulted both from fiscal 1994's successful drilling program and the buy-out of MEC Development, Ltd.

OIL AND GAS DD&A RATE INCREASE ($3.3 MILLION DECREASE). The Company's DD&A rate was higher during fiscal 1995's first quarter both because of the previously reported impact of the buy-out of MEC Development, Ltd. ($2.1 million) and because of an increase in the ratio of unamortized costs to future gross revenues ($1.2 million).

TRANSMISSION AND PROCESSING OVERVIEW

       Transmission and Processing Division operating earnings declined
$14.7 million in fiscal 1995's first quarter largely because of the impact of sharply lower NGL sales prices and a substantial decline in earnings from gas gathering and transmission activities. NGL production volumes averaged
43,200 Bbls per day in the current period--down from 54,300 during the corresponding period of the prior year--as facilities were idled in response to inadequate margins for most plants operating principally under keep-whole processing arrangements. Prices and margins have now improved, and certain of the larger keep-whole plants have resumed operations.

GAS PROCESSING - NGL PRICE ($10.2 MILLION DECREASE). The average price for NGLs produced of $10.99 per barrel was 19% lower than the $13.62 average of last year's first quarter, reducing operating earnings by $10.2 million. The lower prices were largely the result of lower world prices for crude oil--which affect NGL prices--and a soft world economy, which reduced the demand for chemical feedstocks.

GAS PROCESSING - PRODUCTION VOLUMES ($3.0 MILLION DECREASE). NGL production volumes averaged 43,200 barrels per day, down 20% from the level during the prior-year's first quarter. As a result of the relatively high market-sensitive feedstock costs during a period when NGL prices were severely depressed, most plants with keep-whole processing agreements were uneconomical to operate during much of fiscal 1995's first quarter. Accordingly, many of these plants were shut down during that period.

GAS PROCESSING - DECREASED COST OF SALES ($2.1 MILLION INCREASE). Gas processing cost of sales consists primarily of amounts paid to owners of processed natural gas. Such amounts are based either on the value of natural gas consumed in processing under keep- whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Principally because of the effect of sharply lower NGL prices on costs under percentage-of-proceeds processing arrangements, cost of sales were reduced by $2.1 million during the first three months of fiscal 1995.

GAS GATHERING AND TRANSMISSION ($4.7 MILLION DECREASE). Excluding the impact of lower SAR/Bonus unit expense accruals, operating earnings from gas gathering and transmission activities were $4.7 million below those of the comparable prior-year period. This decline was primarily the result of lower margins on the buy/resale activities of two 45%-owned equity partnerships. A major portion of this decline was related to previously reported revisions effective late in the prior fiscal year of natural gas sales contracts with Texas Utilities Fuel Company (TUFCO). Under these contracts, TUFCO's purchases, which must average 50,000 MMBtu per day at $2.99 per MMBtu for a full year, can be lowered for certain portions of the year and made up during others. TUFCO's purchases averaged 30,000 MMBtu per day during fiscal 1995's first quarter (13,500 for the Company's 45% interest), contrasted with 61,600 (27,700) during the comparable prior-year period. System volumes increased somewhat this year, and quantities not sold to TUFCO were sold to other purchasers at significantly lower prices. Average sales volumes to TUFCO during the remainder of the year should exceed 50,000 MMBtu per day in order for the full-year contract provisions to be met. This should particularly be true during the second and third quarters since TUFCO is required to take 70,000 MMBtu per day during the months of June, July, August and September.

REAL ESTATE AND OTHER

REAL ESTATE ($2.2 MILLION INCREASE). Excluding the impact of lower SAR/Bonus unit expense accruals, Real Estate Division operating earnings rose by $2.2 million during the fiscal 1995 period principally due to increased profits from commercial land sales and improved earnings from other commercial activities.

       Operating earnings from commercial and institutional land sales in The Woodlands increased by $1.2 million during the first three months of fiscal 1995 as gains were recorded on sales of 16.3 acres for the Cochran's Crossing Retail Center and 11.3 acres for the Forest View Apartments. Higher earnings from other commercial activities in The Woodlands accounted for $.7 million of the increased real estate earnings. Several factors contributed to this increase, including greater corporate conference activity at The Woodlands Executive Conference Center and Resort and higher occupancy rates for office and research/technology buildings.

       Although residential activity was strong and the number of residential lots sold in The Woodlands increased slightly (228 versus 219 in the prior-year period), operating earnings from such sales were essentially flat due to a decline in the average lot price. This decline was due to a change in the sales mix for estate, custom and production lots. The number of production lots sold rose by 21% both because of the sales impetus provided by rising interest rates and because such sales had been adversely affected early last year by inventory shortages related to delays in the opening of the Village of Alden Bridge. Conversely, the number of higher-priced estate and custom lots sold declined sharply in the fiscal 1995 period. This decline corresponded with a national downward trend in larger home sales as concerns about corporate right-sizing and other economic factors apparently caused upper-income buyers to be more conservative in their home purchases.

OTHER.
       GAIN ON SALE OF DRILLING RIGS ($3.8 MILLION). On April 7, 1994, the Company sold 16 land drilling rigs for $9 million in cash and warrants to acquire common stock of the purchaser under which an additional $1 million may be realized during the two-year period following the sale. The $3.8 million pretax gain on this sale did not include any value for the warrants.

       EXPENSING OF INSURANCE DEDUCTIBLES RELATED TO AN APRIL 1994 FIRE ($1.0 MILLION). The Company's fiscal 1995 results were reduced by a $1.0 million accrual for insurance deductibles related to an April 1994 fire at Gulf Coast Fractionators' plant, which is operated by a third party. Damages incurred by the Company in excess of this amount, including losses attributable to business interruption, are covered by insurance.

       REVERSAL IN PRIOR YEAR OF CONTINGENT LIABILITY ($1.9 MILLION). During the first quarter of fiscal 1994, a contingent liability related to contractual matters--which had been recorded several years earlier--was reversed when it was determined that it was no longer needed.

       SAR/BONUS UNIT EXPENSE ACCRUALS ($3.2 MILLION). During the first three months of fiscal 1995, the average market price of the Company's Class A and Class B common shares declined by $1.94 per share, whereas it rose by $4.19 per share in the prior-year period. Primarily because of these price changes, reversals of previous SAR/Bonus unit expense accruals of $.7 million were recorded in fiscal 1995 whereas charges of $2.5 million were accrued in the prior-year period. This resulted in an aggregate favorable year-to-year variance of $3.2 million.

                          Part II - Other Information




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)     Exhibits.
             12    Computation of ratio of earnings to fixed charges.

     (b) No reports were filed on Form 8-K during the three-month period ended April 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          MITCHELL ENERGY & DEVELOPMENT CORP.
                                                     (Registrant)




Dated:  June 13, 1994                     By /s/ PHILIP S. SMITH
                                          Philip S. Smith
                                          Senior Vice President - Administration
                                          and Chief Financial Officer

             Index to Exhibits
             -----------------
             12    Computation of ratio of earnings to fixed charges.
