Form 10-Q
period 1994-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1994-09-14
CIK 311995

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

                      FOR THE QUARTER ENDED JULY 31, 1994

                                       OR

         (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



                TEXAS                                    74-1032912
       (State of incorporation)             (I.R.S. Employer Identification No.)


         2001 TIMBERLOCH PLACE
         THE WOODLANDS, TEXAS                               77380
(Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                            -----     -----

             Shares of common stock outstanding at August 31, 1994:
                    Class A . . . . . . . .       23,565,579
                    Class B . . . . . . . .       29,190,928

________________________________________________________________________________
________________________________________________________________________________

                                     INDEX



                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
Part I - Financial Information

      Item 1.  Financial Statements

         Representation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

         Unaudited Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . .         4

         Unaudited Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . . .         5

         Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .         6

         Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . .         7

      Item 2.  Management's Discussion and Analysis of
         Financial Position and Results of Operations . . . . . . . . . . . . . . . . . . . . . .        12


Part II - Other Information

      Item 4.  Submission of Matters to Vote of Security Holders  . . . . . . . . . . . . . . . .        21

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .        21





DEFINITIONS.   As used herein, "Btu" means British Thermal Units, "MMBtu" means million Btu, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1994" and "fiscal 1995" refer, respectively, to the twelve-month periods ended January 31, 1994 and 1995 and "DD&A" means depreciation, depletion and amortization. Pipeline volumes are based on average energy content of 1,000 Btu per cubic foot. Oil, gas and NGL volume, price and reserve information includes applicable equity partnership interests.

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                               JULY 31,          January 31,
                                                                                 1994                1994
                                                                             -----------         -----------
                                                                             (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $    20,293         $    21,832
Trade receivables, net of allowance for
  doubtful accounts of $2,753 and $2,720  . . . . . . . . . . . . . . . . .      152,382             134,570
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,422              21,400
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,551              11,123
                                                                             -----------         -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .      212,648             188,925
                                                                             -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties, full cost method of accounting
  Costs being amortized . . . . . . . . . . . . . . . . . . . . . . . . . .    1,954,276           1,907,799
  Costs not being amortized . . . . . . . . . . . . . . . . . . . . . . . .       44,201              50,389
Transmission and processing facilities  . . . . . . . . . . . . . . . . . .      468,270             561,605
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      126,294             175,825
                                                                             -----------         -----------
                                                                               2,593,041           2,695,618
Less - accumulated depreciation, depletion and amortization . . . . . . . .    1,405,109           1,390,729
                                                                             -----------         -----------
                                                                               1,187,932           1,304,889
                                                                             -----------         -----------
REAL ESTATE
The Woodlands . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      634,229             627,762
Land held for investment, development or sale . . . . . . . . . . . . . . .      160,436             159,949
Resort and other operating properties . . . . . . . . . . . . . . . . . . .       65,423              65,956
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $479 and $507  . . . . . . . . . . . .       47,636              42,985
                                                                             -----------         -----------
                                                                                 907,724             896,652
                                                                             -----------         -----------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,094              25,010
                                                                             -----------         -----------
                                                                             $ 2,331,398         $ 2,415,476
                                                                             -----------         -----------
                                                                             -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    19,986         $     9,955
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . . . .       58,472              64,110
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,631              92,895
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,668              50,156
                                                                             -----------         -----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .      189,757             217,116
                                                                             -----------         -----------
LONG-TERM DEBT
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      413,333             486,066
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . . . .      515,260             502,252
                                                                             -----------         -----------
                                                                                 928,593             988,318
                                                                             -----------         -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      340,862             339,456
Natural gas contract restructuring proceeds . . . . . . . . . . . . . . . .       43,273              51,527
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,441              30,731
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,044              36,374
                                                                             -----------         -----------
                                                                                 462,620             458,088
                                                                             -----------         -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 shares each of Class A and Class B) . . . . . . .        5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .      143,488             143,440
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      615,516             617,214
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,962)            (14,086)
                                                                             -----------         -----------
                                                                                 750,428             751,954
                                                                             -----------         -----------
                                                                             $ 2,331,398         $ 2,415,476
                                                                             -----------         -----------
                                                                             -----------         -----------

- - --------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)


                                                                     Three Months Ended        Six Months Ended
                                                                           July 31                  July 31
                                                                   ---------------------     --------------------
                                                                     1994         1993         1994        1993
                                                                   --------     --------     --------    --------
REVENUES
Exploration and production  . . . . . . . . . . . . . . . . . .    $ 69,653     $ 71,006     $144,062    $128,588
Transmission and processing (including gains
  on asset sales of $29,828 in 1994) (Note 8)   . . . . . . . .     132,490      143,162      249,465     288,282
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .      35,632       29,484       69,416      57,628
                                                                   --------     --------     --------    --------
                                                                    237,775      243,652      462,943     474,498
                                                                   --------     --------     --------    --------

OPERATING COSTS AND EXPENSES (including DD&A) (Note 8)
Exploration and production  . . . . . . . . . . . . . . . . . .      56,140       51,703      112,673      94,057
Transmission and processing (including restructuring
  charges and asset write-downs of $25,650 in 1994)   . . . . .     120,780      130,020      235,554     258,220
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .      27,378       24,250       54,088      48,153
                                                                   --------     --------     --------    --------
                                                                    204,298      205,973      402,315     400,430
                                                                   --------     --------     --------    --------

SEGMENT OPERATING EARNINGS (Note 8) . . . . . . . . . . . . . .      33,477       37,679       60,628      74,068
General and administrative expense  . . . . . . . . . . . . . .      10,660       11,008       20,915      22,210
                                                                   --------     --------     --------    --------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . .      22,817       26,671       39,713      51,858
                                                                   --------     --------     --------    --------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .      17,051       18,225       35,335      36,509
Capitalized interest  . . . . . . . . . . . . . . . . . . . . .      (7,806)      (8,646)     (16,023)    (17,319)

Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,908        1,476        2,950       2,568
                                                                   --------     --------     --------    --------
                                                                     11,153       11,055       22,262      21,758
                                                                   --------     --------     --------    --------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .      11,664       15,616       17,451      30,100

INCOME TAXES (Note 4) . . . . . . . . . . . . . . . . . . . . .       3,856        4,865        5,759       9,060
                                                                   --------     --------     --------    --------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . .    $  7,808     $ 10,751     $ 11,692    $ 21,040
                                                                   --------     --------     --------    --------
                                                                   --------     --------     --------    --------


EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . .       $ .15        $ .21        $ .22       $ .43
                                                                      -----        -----        -----       -----
                                                                      -----        -----        -----       -----

AVERAGE COMMON SHARES OUTSTANDING   . . . . . . . . . . . . . .      52,755       51,847       52,754      49,309
                                                                   --------     --------     --------    --------
                                                                   --------     --------     --------    --------

- - --------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31, 1994
                         (dollar amounts in thousands)



                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock       Capital     Earnings      Stock       Total
- - --------------                                         ---------   -----------   --------    ---------   ---------
BALANCE, JANUARY 31, 1994 . . . . . . . . . . . . .     $ 5,386     $143,440     $617,214    $(14,086)   $751,954

Net earnings  . . . . . . . . . . . . . . . . . . .         -            -         11,692         -        11,692

Cash dividends (24 cents per share on Class A
   and 26 1/2 cents per share on Class B)   . . . .         -            -        (13,390)        -       (13,390)

Exercises of stock options  . . . . . . . . . . . .         -             48          -           124         172
                                                        -------     --------     --------    --------    --------
BALANCE, JULY 31, 1994  . . . . . . . . . . . . . .     $ 5,386     $143,488     $615,516    $(13,962)   $750,428
                                                        -------     --------     --------    --------    --------
                                                        -------     --------     --------    --------    --------




                                ________________________________________________
                                ________________________________________________




                                                           Shares Issued                    Treasury Shares Held
                                                    ---------------------------           ------------------------
SHARE AMOUNTS                                         Class A          Class B             Class A        Class B
- - -------------                                       ----------       ----------           ---------      ---------
BALANCE, JANUARY 31, 1994 . . . . . . . . . . . .   23,978,117       29,878,117            417,477        692,128

Exercises of stock options  . . . . . . . . . . .         -                -                (4,950)        (4,950)

Other . . . . . . . . . . . . . . . . . . . . . .           (8)              (8)               -              -
                                                    ----------       ----------            -------        -------
BALANCE, JULY 31, 1994  . . . . . . . . . . . . .   23,978,109       29,878,109            412,527        687,178
                                                    ----------       ----------            -------        -------
                                                    ----------       ----------            -------        -------

- - --------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Six Months Ended
                                                                                          July 31
                                                                                  -----------------------
                                                                                     1994         1993
                                                                                  ---------     ---------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  11,692     $  21,040
Adjustments to reconcile net earnings to cash provided by operating activities
   Depreciation, depletion and amortization (Note 8)  . . . . . . . . . . . .       101,839        71,366
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,885         4,646
   Cost of land sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,838        12,492
   Residential land development costs, net of reimbursements  . . . . . . . .        (6,869)       (8,228)
   Partnership distributions in excess of earnings  . . . . . . . . . . . . .         3,193        12,814
   Amortization of deferred natural gas contract restructuring proceeds . . .        (8,254)       (9,512)
   Gains on major energy asset sales (Note 8) . . . . . . . . . . . . . . . .       (33,619)          -
   Accrued restructuring costs  . . . . . . . . . . . . . . . . . . . . . . .        10,340           -
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,421        (4,289)
                                                                                  ---------     ---------
                                                                                    101,466       100,329
   Changes in operating assets and liabilities  . . . . . . . . . . . . . . .       (39,321)      (41,521)
                                                                                  ---------     ---------
   Cash provided by operating activities  . . . . . . . . . . . . . . . . . .        62,145        58,808
                                                                                  ---------     ---------

INVESTING ACTIVITIES
Capital additions
   Total on accrual basis (including $78,251 in 1993
     related to MEC Development, Ltd. buy-out)  . . . . . . . . . . . . . . .      (109,519)     (201,156)
   Residential land development costs deducted above  . . . . . . . . . . . .         6,869         8,228
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . . . . . . .       (10,129)       21,051
                                                                                  ---------     ---------
                                                                                   (112,779)     (171,877)

Proceeds from major energy asset sales  . . . . . . . . . . . . . . . . . . .       117,000           -
Proceeds from other dispositions of property, plant and equipment . . . . . .         2,100         7,073
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            91           165
                                                                                  ---------     ---------
     Cash provided by (used for) investing activities   . . . . . . . . . . .         6,412      (164,639)
                                                                                  ---------     ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . . . . .       150,779         1,147
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (200,473)       (6,751)
Net proceeds from issuance of Class B common stock  . . . . . . . . . . . . .           -         123,400
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13,390)      (12,570)
Debt prepayment premium . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,420)          -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (592)          227
                                                                                  ---------     ---------
     Cash provided by (used for) financing activities   . . . . . . . . . . .       (70,096)      105,453
                                                                                  ---------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .        (1,539)         (378)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .        21,832        28,097
                                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .     $  20,293     $  27,719
                                                                                  ---------     ---------
                                                                                  ---------     ---------

- - --------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1994


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


(3)    EQUITY INVESTMENTS

       Entities accounted for on the equity method include approximately 30 partnerships engaged in either energy or real estate activities. The principal partnership interests included the following at July 31, 1994:

                                                          Ownership
                     Name                                 Percentage              Nature of Operations
- - ---------------------------------------------             ----------         ------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                    45            Natural gas marketing
Belvieu Environmental Fuels                                  33.33           Production of MTBE
C&L Processors Partnership                                     50            Natural gas processing
Ferguson-Burleson County Gas Gathering System                  45            Gas gathering and transmission
Gulf Coast Fractionators                                     38.75           Fractionation of NGLs
U. P. Bryan                                                    45            Natural gas processing

REAL ESTATE
The Fort Crockett Hotel Limited                                50            Galveston, Texas resort hotel
Lake Catamount Joint Venture                                   50            Land held for development
The Woodlands Mall Associates                                  50            Regional mall

Other real estate partnerships--almost all of which hold properties located in The Woodlands--own a cable television system and various commercial and apartment properties.

       Summarized financial information on an aggregate basis for equity investees (which is generally on a one-month lag) and the Company's proportionate share of the earnings of these entities for the three- and six-month periods ended July 31, 1994 and 1993 follow (in thousands):

                                                                    Three Months               Six Months
                                                                --------------------      --------------------
                                                                  1994        1993          1994        1993
                                                                --------    --------      --------    --------
       Information for equity investees
          Revenues  . . . . . . . . . . . . . . . . . . . .     $118,083    $120,574      $219,713    $248,539
          Operating earnings  . . . . . . . . . . . . . . .       10,290      18,665        14,411      45,890
          Pretax earnings*  . . . . . . . . . . . . . . . .        5,659      15,431         6,215      38,978
       Proportionate share of pretax earnings included
          in the Company's reported operating earnings  . .        3,364       5,678         2,998      16,862

       --------------------
       * Before interest expense for those entities whose activities are funded by capital contributions of the owners.

       Using a portion of the proceeds of an offering of 5,900,000 Class B shares, the Company purchased, effective May 1, 1993, the limited partner's interest in MEC Development, Ltd. for $52,585,000, from which the partner repaid its proportionate share of partnership debt. The Company also repaid its share of the partnership's debt of $25,666,000, and the partnership was liquidated. All hydrocarbon reserves and other assets previously owned by the partnership are now held by the Company.

       The earnings of the energy partnerships were sharply lower for the three- and six-month periods ended July 31, 1994 for a number of reasons. These included: the previously reported January 1994 changes to certain natural gas sales contracts; reduced NGL margins; the temporary shutdown of Gulf Coast Fractionator's facility following an April 1994 fire (the business interruption insurance policy covering this loss is held by the Company, not the partnership) and the buy-out of MEC Development, Ltd. effective May 1, 1993.

       The operations of many of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Excluding notes payable to the Company aggregating $9,605,000 at July 31, 1994, outstanding indebtedness of these entities at July 31, 1994 and January 31, 1994 is summarized as follows (in thousands):

                                                        The Company's Pro-
                                                        portionate Share at
                                                           July 31, 1994                Entity Total
                                                       --------------------        ------------------------
                                                                    Nonre-          July 31,    January 31,
                                                       Recourse     course            1994         1994
                                                       --------    --------        ---------    -----------
ENERGY OPERATIONS
Belvieu Environmental Fuels . . . . . . . . . . . .    $ 58,667   $     -           $176,000      $136,000
C&L Processors Partnership  . . . . . . . . . . . .      29,351      25,004          108,709       116,719
Gulf Coast Fractionators  . . . . . . . . . . . . .      14,262      13,987           72,900        64,250
                                                       --------   ---------         --------      --------
                                                        102,280      38,991          357,609       316,969
                                                       --------   ---------         --------      --------
REAL ESTATE OPERATIONS
The Fort Crockett Hotel Limited . . . . . . . . . .       4,103       1,892           11,990        12,397
The Woodlands Mall Associates . . . . . . . . . . .      15,343         -             30,685        18,689
Apartment partnerships  . . . . . . . . . . . . . .       1,177      16,995           42,397        37,728
Others  . . . . . . . . . . . . . . . . . . . . . .       2,270      15,576           37,817        37,729
                                                       --------   ---------         --------      --------
                                                         22,893      34,463          122,889       106,543
                                                       --------   ---------         --------      --------
                                                       $125,173   $  73,454         $480,498      $423,512
                                                       --------   ---------         --------      --------
                                                       --------   ---------         --------      --------

See Note 3 of Notes to Consolidated Financial Statements on pages 51 and 52 of the Company's Fiscal 1994 Annual Report for additional information concerning the indebtedness of the partnerships and the status of their operations.

(4)    INCOME TAXES

       Income tax expense for the six-month periods ended July 31, 1994 and 1993 consists of the following (in thousands):

                                                                          1994             1993
                                                                         ------           ------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .    $3,273           $3,111
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .     1,774            1,303
                                                                         ------           ------
                                                                          5,047            4,414
                                                                         ------           ------
           DEFERRED
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .        59            4,853
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .       653             (207)
                                                                         ------           ------
                                                                            712            4,646
                                                                         ------           ------
                                                                         $5,759           $9,060
                                                                         ------           ------
                                                                         ------           ------

       The Company's estimated annual tax rates for the six-month periods ended July 31, 1994 and 1993 of 33% and 30.1% were lower than the applicable statutory Federal income tax rates of 35% and 34%, respectively, primarily because Federal tax credits available under Section 29 of the Internal Revenue Code were somewhat larger than the state income tax expense for these periods.


(5)    COMMITMENTS AND CONTINGENCIES

       LITIGATION AND OTHER. The Company is party to various claims and other legal actions arising in the ordinary course of business and to recurring examinations performed by the Internal Revenue Service and other governmental agencies. Management expects that none of these matters, when ultimately resolved, will have a material adverse effect upon the Company's financial position or results of operations.

       MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $188,000,000 of securities backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limitations. Management does not expect that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will have a significant adverse effect on the Company's financial position or results of operations.


(6)    PREPAYMENT OF SENIOR NOTES

       On February 25, 1994, the parent company redeemed its $200,000,000 of 11 1/4% Senior Notes Due 1999. This early redemption was completed at a price of 103.21% of principal. This premium and related unamortized debt issuance costs were expensed as an extraordinary charge during the fourth quarter of fiscal 1994, when the debt was called.


(7)    SUPPLEMENTAL CASH FLOW INFORMATION

       Interest paid (excluding amounts capitalized, but including amounts for finance operations that are reported as cost of sales) totaled $18,804,000 and $19,276,000 during the six-month periods ended July 31, 1994 and 1993. Income taxes paid during these same periods totaled $336,000 and $7,473,000. There were no significant non-cash investing or financing activities during these periods.

(8)    SEGMENT INFORMATION

       Selected industry segment data for the three- and six-month periods ended July 31, 1994 and 1993 follows (in thousands):

                                                                 Segment
                                                                Operating                                  Capital
                                            Revenues             Earnings              DD&A               Additions
                                     --------------------   -----------------   ------------------   -------------------
                                       1994        1993       1994      1993      1994       1993      1994       1993
                                     --------    --------   -------   -------   --------   -------   --------   --------
Six Months Ended July 31
- - ------------------------
EXPLORATION AND PRODUCTION
Oil and gas . . . . . . . . . . .    $139,306    $128,497   $27,690   $34,759   $ 71,418   $55,379   $ 62,539   $146,019
Other . . . . . . . . . . . . . .         286          91       (92)     (228)       153       225         98        125
Gain on sale of drilling rigs . .       4,470         -       3,791       -          679       -          -          -
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                      144,062     128,588    31,389    34,531     72,250    55,604     62,637    146,144
                                     --------    --------   -------   -------   --------   -------   --------   --------
TRANSMISSION AND PROCESSING
Gas processing  . . . . . . . . .      98,044     139,271     5,574    19,195      4,548     5,110      2,269      2,995
Gas gathering and transmission  .     116,968     144,553     3,597     9,520      4,693     4,415      8,342     16,933
Other . . . . . . . . . . . . . .       4,625       4,458       562     1,347      1,313     1,359      1,894      4,697
Gains on asset sales  . . . . . .      29,828         -      29,828       -          -         -          -          -
Restructuring charges
  and asset write-downs . . . . .         -           -     (25,650)      -       13,183       -          -          -
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                      249,465     288,282    13,911    30,062     23,737    10,884     12,505     24,625
                                     --------    --------   -------   -------   --------   -------   --------   --------
REAL ESTATE . . . . . . . . . . .      69,416      57,628    15,328     9,475      4,106     3,614     32,789     28,714
                                     --------    --------   -------   -------   --------   -------   --------   --------
CORPORATE . . . . . . . . . . . .         -           -         -         -        1,746     1,264      1,588      1,673
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                     $462,943    $474,498   $60,628   $74,068   $101,839   $71,366   $109,519   $201,156
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                     --------    --------   -------   -------   --------   -------   --------   --------

Three Months Ended July 31
- - --------------------------
EXPLORATION AND PRODUCTION
Oil and gas . . . . . . . . . . .    $ 69,581    $ 70,939   $13,521   $19,241   $ 35,632   $31,088   $ 27,497   $122,967
Other . . . . . . . . . . . . . .          72          67        (8)       62         46       100         23         88
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                       69,653      71,006    13,513    19,303     35,678    31,188     27,520    123,055
                                     --------    --------   -------   -------   --------   -------   --------   --------
TRANSMISSION AND PROCESSING
Gas processing  . . . . . . . . .      48,735      65,266     4,022     7,843      2,261     2,578      1,928      1,645
Gas gathering and transmission  .      51,357      75,683     3,316     4,787      2,057     2,189      3,904      7,346
Other . . . . . . . . . . . . . .       2,570       2,213       194       512        649       682        555      1,788
Gains on asset sales  . . . . . .      29,828         -      29,828       -          -         -          -          -
Restructuring charges
  and asset write-downs . . . . .         -           -     (25,650)      -       13,183       -          -          -
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                      132,490     143,162    11,710    13,142     18,150     5,449      6,387     10,779
                                     --------    --------   -------   -------   --------   -------   --------   --------
REAL ESTATE . . . . . . . . . . .      35,632      29,484     8,254     5,234      2,088     1,792     17,311     16,215
                                     --------    --------   -------   -------   --------   -------   --------   --------
CORPORATE . . . . . . . . . . . .         -           -         -         -          897       624        800      1,299
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                     $237,775    $243,652   $33,477   $37,679   $ 56,813   $39,053   $ 52,018   $151,348
                                     --------    --------   -------   -------   --------   -------   --------   --------
                                     --------    --------   -------   -------   --------   -------   --------   --------

       During the three-month period ended July 31, 1994, the Company sold its Spindletop gas storage facility, its Winnie Pipeline system and a 50% interest in a related gas processing plant for $120,000,000 and recorded a gain of $29,828,000. On June 1, 1994, the Company received cash proceeds of $108,000,000 which were used to pay down outstanding borrowings under its revolving credit and commercial paper facilities. The remaining sales proceeds of approximately $12,000,000--which, together with interest from June 1, are to be received subsequently--are included in other current assets in the accompanying July 31, 1994 balance sheet.

       Also during the three-month period ended July 31, 1994, Transmission and Processing Division restructuring charges and asset write-downs totaling $25,650,000 were recorded. This restructuring program was undertaken because of the adverse economic environment, particularly prices and margins, experienced by the Company's transmission and processing business during the last half of fiscal 1994 and early in the current year. A number of the Company's gas processing plants have been idle in recent periods, and the restructuring program calls for the sale or disposition of many of these plants, including leased equipment that is associated with certain of them. In this regard, asset write-downs and other non-cash charges totaling $18,286,000 were recorded. In addition, a voluntary incentive retirement program was undertaken to bring the division's employment level in line with the expected future needs. The costs associated with this program aggregated $7,364,000, most of which will be paid over future years as additional retirement and retiree medical benefits.

       On April 7, 1994, the Company sold 16 land drilling rigs for $9,000,000 in cash and warrants to acquire common stock of the purchaser under which as much as an additional $1,000,000 may be realized during the two-year period following the sale. This sale effectively completed the Company's withdrawal from the contract drilling business. Segment operating earnings for "Other Exploration and Production" activities for fiscal 1995's first six months included a $3,791,000 gain on this sale, which did not include any value for the warrants.


(8)    SUBSEQUENT EVENT

       On August 26, 1994, an agreement was entered into with Tidewater Inc. under which the Company is to sell at a gain the assets of its Brazos Gas Compressing Company subsidiary for approximately $35,000,000 in cash. It is expected that closing of the transaction, which is subject to the receipt of regulatory approvals, will occur during the third quarter of fiscal 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           POSITION AND RESULTS OF OPERATIONS


       The discussion which follows summarizes the Company's financial position at July 31, 1994 and the results of its operations for the six-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements, notes thereto and other financial data included in the Company's Annual Report for the fiscal year ended January 31, 1994.


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

       The Company's bank revolving credit and commercial paper facilities provide for aggregate borrowings of approximately $558 million. The Company had unused capacity of $355 million under these committed credit facilities at July 31, 1994. Exclusive of maturities under its bank credit facilities and commercial paper program which are periodically extended, the Company's aggregate five-year debt maturities totaled approximately $136 million at July 31, 1994.

       During fiscal 1995, management has undertaken a Company-wide asset review to identify and sell underutilized assets or non- core holdings that have greater value to others. To date, agreements have been reached to sell three major energy assets for a total consideration of $164 million--$120 million for Winnie/Spindletop, $35 million for the assets of Brazos Gas Compressing Company and $9 million for drilling rigs. Although no other major sales transactions are currently pending, additional sales may occur as this ongoing review is completed. Such transactions, if any, would likely include selected idle gas processing plants and non-core real estate assets located outside The Woodlands. Alternatively, the Company expects to develop new opportunities for certain of its presently idle gas processing plants.

       Through July 31, 1994, cash proceeds of $117 million have been received in connection with the above-mentioned asset sales. These proceeds have been used to pay down outstanding borrowings under the Company's revolving credit and commercial paper facilities. At July 31, 1994, long-term debt totaled $928.6 million, $59.7 million below the balance at the beginning of the year, and the Company's debt/equity ratio was 1.24, down from 1.31 at the beginning of the year.

       The fiscal 1995 debt decline would have been larger had it not been for an April 1994 fire at Gulf Coast Fractionators' (GCF's) facility in Mont Belvieu, Texas. Because of the resultant shutdown of this facility, approximately 2.4 million barrels of the Company's NGL production had not been fractionated at July 31, 1994. These quantities are likely to increase until the plant resumes full operations (scheduled for mid-September). It is expected that six to nine months will be required for the unfractionated quantities to be reduced to normal levels. Largely because of this situation, the Company's working capital increased substantially in fiscal 1995. At
July 31, 1994, the book value of the Company's unfractionated NGL's totaled approximately $25.6 million, most of which is reported as trade receivables in the Company's balance sheet since the related NGLs have been exchanged with third parties. Future realizations from sales of these unfractionated liquids based on August 31, 1994 prices are estimated to total approximately $28.9 million.

       The Company's business plan includes the use of energy and real estate partnerships and sales in the normal course of business of mature real estate properties to provide for some of its funding needs. The Company believes that these resources, together with additional borrowings supported by its asset values and cash flows, will be sufficient to allow it to provide for both its short-term and long-term liquidity needs. Such short-term needs can be met by supplementing operating cash flows with borrowings under committed bank credit and commercial paper facilities. Public debt and equity markets will be accessed periodically to meet the Company's longer-term liquidity needs.

       Largely because of low crude oil prices and their adverse impact on NGL prices and margins, the Company initially chose to scale back its fiscal 1995 capital spending plans. The planned level of spending is believed adequate to allow the Company to more than replace the oil and gas reserves that will be produced in fiscal 1995, to fund ongoing transmission and processing projects and to provide for continued residential and commercial development within The Woodlands. During the second quarter, the fiscal 1995 consolidated capital budget was increased by $11.8 million, to $242.6 million. The budget increase was largely for additional development drilling.


OTHER MATTERS

PARTNERSHIP PROJECTS

       In addition to its fiscal 1995 consolidated capital budget, the Company is participating through partnerships in several significant construction projects. These projects, which are funded principally with proceeds of loan agreements of the partnerships, include an MTBE plant, expansion of GCF's fractionation facility and construction of a regional mall in The Woodlands. These projects are expected to make contributions to the Company's operating earnings as they are completed during fiscal 1995 and reach normal operating levels.

       A partnership in which the Company has a one-third interest has constructed an MTBE plant at Mont Belvieu, Texas, with a design capacity of 12,500 barrels per day. MTBE (methyl tertiary butyl ether) is an oxygenate used in the production of environmentally cleaner gasoline. Each of the three partners in this venture provides one-third of the plant's isobutane feedstock, and one of the partners, Sun Company, Inc., is contractually obligated to purchase all of the MTBE production for a period of ten years. Plant construction costs, which totaled $225 million, were funded through the partnership's $176 million loan agreement and capital contributions from the partners. The plant commenced operations in June 1994 and is expected to contribute to the Company's third quarter operating earnings.

       Through its 38.75% ownership interest in GCF, the Company is participating in a 40,000-barrel-per-day expansion of an NGL fractionation plant at Mont Belvieu, Texas. In spite of an April 1994 fire which has idled the fractionator, the expanded facility is expected to commence operations by September 1994. In connection with the $40 million expansion project and the entrance of Conoco, Inc. into the partnership, GCF arranged an $85 million term loan in June 1993. Of the loan proceeds, $40 million was distributed to the partners in fiscal 1994, the Company's share of which was $15.5 million. The remainder is being used to fund the expansion. Each of the partners has executed long-term contracts with GCF for the fractionation of production from certain of their gas processing plants.

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


TRANSMISSION AND PROCESSING DIVISION RESTRUCTURING

       In response to today's business environment, the Transmission and Processing Division has undertaken a reengineering program that involves an extensive restructuring of its activities. Operational changes began to be implemented late last year with the consolidation of certain gas processing plants into larger, more efficient facilities and continued during fiscal 1995's second quarter with a voluntary incentive retirement program, which reduced the division's full-time employment level by approximately 10%, and the sale of the Winnie/Spindletop operations. In addition, the Company is pursuing the disposition or relocation of certain of its gas processing plants--many of which have been idle for some time--and on August 25, 1994 entered into a contract to sell at a gain the assets of Brazos Gas Compressing Company for approximately $35 million in cash. This sale is expected to close during the third quarter. These actions are not expected to negatively impact the Company's NGL production volumes.

       During the second quarter of fiscal 1995, Transmission and Processing Division restructuring charges and asset write-downs totaling $25.7 million were recorded. These consisted of non-cash charges of $18.3 million related to idle gas processing plants and early retirement and other miscellaneous costs totaling $7.4 million. It is expected that the early retirement costs-- approximately 70% of which will be paid over the years as incremental retirement benefits--will be recouped in less than two years through salary and benefits expense savings. The plant write-downs are expected to allow the Company to dispose of or redeploy these plants without incurring additional losses and to concentrate its longer term efforts on larger plants with better economies of scale.


OPERATING STATISTICS

       Certain operating statistics for the six-month periods ended July 31, 1994 and 1993 follow:

                                                        Three Months Ended             Six Months Ended
                                                              July 31                      July 31
                                                       ---------------------        ---------------------
                                                         1994          1993          1994          1993
                                                       -------       -------        -------       -------
    AVERAGE DAILY VOLUMES
    Natural gas sales (Mcf) . . . . . . . . . . . .    211,200       192,700        214,900       180,900
    Crude oil and condensate sales (Bbls) . . . . .      6,500         6,100          6,600         5,900
    Natural gas liquids produced (Bbls) . . . . . .     49,200        54,000         46,300        54,100
    Pipeline throughput (Mcf) . . . . . . . . . . .    457,000       546,000        483,000       552,000

    AVERAGE SALES PRICES
    Natural gas (per Mcf) . . . . . . . . . . . . .    $  2.75       $  2.91        $  2.78       $  2.88
    Crude oil and condensate (per Bbl)  . . . . . .      17.16         17.04          15.25         17.84
    Natural gas liquids produced (per Bbl)  . . . .      11.26         12.59          11.14         13.10

    RESIDENTIAL LOTS SOLD - THE WOODLANDS . . . . .        260           186            488           405
    Average sales price . . . . . . . . . . . . . .    $36,462       $38,022        $37,158       $39,343

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 1994
COMPARED WITH SIX MONTHS ENDED JULY 31, 1993

       The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                            Segment Operating Earnings
                                        -----------------------------------
                                        Exploration   Transmission
                                            and            and        Real                Pretax         Net
                                        Production     Processing    Estate     Other*    Earnings     Earnings
                                        -----------   ------------   ------     ------    --------     --------
SIX MONTHS ENDED JULY 31, 1993  . . . .    $34.5         $ 30.1       $ 9.5     $(44.0)    $ 30.1      $ 21.0
                                           -----         ------       -----     ------     ------      ------
MAJOR INCREASES (DECREASES)
Natural gas
  Market-sensitive sales  . . . . . . .      4.2            -           -          -          4.2         2.7
  Sales under fixed-price contracts . .       .9            -           -          -           .9          .6
Oil and condensate sales  . . . . . . .     (1.3)           -           -          -         (1.3)        (.9)
Oil and gas DD&A rate increase
  MEC Development, Ltd. buy-out   . . .     (2.1)           -           -          -         (2.1)       (1.4)
  Other   . . . . . . . . . . . . . . .     (3.2)           -           -          -         (3.2)       (2.1)
Gas processing
  NGL price   . . . . . . . . . . . . .      -            (16.3)        -          -        (16.3)      (10.6)
  Production volumes  . . . . . . . . .      -             (3.9)        -          -         (3.9)       (2.5)
  Decreased per unit cost of sales  . .      -              4.8         -          -          4.8         3.1
Gas gathering and transmission  . . . .      -             (6.3)        -          -         (6.3)       (4.1)
Real estate . . . . . . . . . . . . . .      -              -           4.6        -          4.6         3.0
Other
  SAR/Bonus unit expense accruals   . .      2.2             .9         1.2        2.1        6.4         4.2
  One-time earnings items
     recorded in prior-year period  . .     (6.9)           -           -          -         (6.9)       (4.5)
  Expensing of insurance deductibles
     related to April 1994 fire   . . .        -           (1.0)        -          -         (1.0)        (.7)
  Miscellaneous   . . . . . . . . . . .      (.7)           1.5         -         (1.2)       (.4)        (.3)
Higher effective income tax rate  . . .      -              -           -          -          -           (.1)
                                           -----         ------       -----     ------     ------      ------
                                            (6.9)         (20.3)        5.8         .9      (20.5)      (13.6)
                                           -----         ------       -----     ------     ------      ------
SIX MONTHS ENDED JULY 31, 1994
  BEFORE UNUSUAL ITEMS  . . . . . . . .     27.6            9.8        15.3      (43.1)       9.6         7.4
                                           -----         ------       -----     ------     ------      ------

FISCAL 1994 UNUSUAL ITEMS
T&P Division restructuring charges
  and asset write-downs (see page 14) .      -            (25.7)        -          -        (25.7)      (16.7)
Gains on major energy asset sales
  Winnie/Spindletop (see page 10)   . .      -             29.8         -          -         29.8        18.5
  Drilling rigs (see page 11)   . . . .      3.8            -           -          -          3.8         2.5
                                           -----         ------       -----     ------     ------      ------
                                             3.8            4.1         -          -          7.9         4.3
                                           -----         ------       -----     ------     ------      ------
SIX MONTHS ENDED JULY 31, 1994
  AFTER UNUSUAL ITEMS   . . . . . . . .    $31.4         $ 13.9       $15.3     $(43.1)    $ 17.5      $ 11.7
                                           -----         ------       -----     ------     ------      ------
                                           -----         ------       -----     ------     ------      ------

- - --------------------
* Includes general and administrative expense and other expense.


EXPLORATION AND PRODUCTION OVERVIEW

Exploration and Production Division operating earnings before "unusual" items declined $6.9 million in fiscal 1995's first half, to $27.6 million. This occurred largely because of the nonrecurrence of one-time earnings items which added $6.9 million to the prior- period's oil and gas operating earnings.
Other variances included the negative impact of lower prices for oil and leasehold NGLs and a higher DD&A rate, which were largely offset by earnings from the increased production of natural gas and oil. Primarily as a result of the Company's increased fiscal 1994 drilling program and to a lesser extent the buy-out of MEC Development, Ltd. effective May 1, 1993, average daily natural gas sales volumes rose to 214,900

Mcf, up from 180,900 in the comparable period of the prior year. The Company's weighted average natural gas sales price declined to $2.78 per Mcf from $2.88 last year. This occurred because of a change in the "mix" of the Company's production (more lower-priced, market-sensitive gas was sold this year) and because of lower realizations for fixed-price contract gas for the reasons discussed below.

NATURAL GAS - MARKET-SENSITIVE SALES ($4.2 MILLION INCREASE). This favorable variance was principally the result of increased natural gas production. Market-sensitive production volumes averaged 108,700 Mcf per day at a price of $2.07 per Mcf, up from 80,800 and $2.03 in the corresponding period of the prior year. The production rise was primarily attributable to wells drilled in fiscal 1994; production from the Calhoun Unit, where the Company ceased reinjecting gas and began selling it in August 1993; and the previously mentioned buy-out of MEC Development, Ltd., which added approximately 3,100 Mcf per day to the average volume.

NATURAL GAS - SALES UNDER FIXED-PRICE CONTRACTS ($.9 MILLION INCREASE). Production under fixed-price contracts averaged 106,200 Mcf per day at a price of $3.51 per Mcf; such amounts were 100,100 Mcf and $3.57, respectively, during the comparable prior-year period. These volumes consist largely of sales under a long-term contract with Natural Gas Pipeline Company of America (NGPL) which covers most of the Company's North Texas production. This contract provides for annual increases of $.25 per MMBtu on January 1 in the fixed sales price through its expiration in December 1997. The volume increase resulted principally from the limited partnership buy-out, which added approximately 5,700 Mcf per day to the fiscal 1995 volumes. The positive impact of the $.25 per MMBtu annual price increase under the NGPL contract was more than offset by lower realizations for leasehold NGLs and the lack in fiscal 1995 of any amortization of price-related deferred contract restructuring proceeds since this amortization was completed during the prior year. Amortization of such price-related proceeds added $.16 per Mcf to the prior-period's average price for sales under fixed- price contracts.

OIL AND CONDENSATE SALES ($1.3 MILLION DECREASE). The average price for oil and condensate for fiscal 1995's first six months of $15.25 per barrel was 15% below the $17.84 realized during the comparable period of the prior year, reducing operating earnings by $2.3 million. This downturn in prices occurred during the first quarter principally because of perceived overproduction of crude oil on a worldwide basis. Partially offsetting the effect of the lower prices was an increase of 700 barrels per day in production volumes (to 6,600 barrels per day), which added $1 million to operating earnings. The production increase resulted both from fiscal 1994's successful drilling program and the buy-out of MEC Development, Ltd.

OIL AND GAS DD&A RATE INCREASE ($5.3 MILLION DECREASE). The Company's DD&A rate was higher during fiscal 1995's first half because of the previously reported impact of the buy-out of MEC Development, Ltd. ($2.1 million) and for other reasons ($3.2 million) principally involving changes in the mix of the Company's reserves. Oil and gas DD&A is determined by multiplying the Company's net investment in its oil and gas properties by the percentage of aggregate future net revenues from proved reserves that were produced during the period. The Company's aggregate future net revenues are being negatively impacted by the replacement of high-priced reserves produced under fixed-priced contracts with reserves priced at market-sensitive prices. As a result, the percentage of the remaining future net revenues produced in the fiscal 1995 period exceeded that of the prior-year period.


TRANSMISSION AND PROCESSING OVERVIEW

Transmission and Processing Division operating earnings before unusual items declined $20.3 million in fiscal 1995's first six months largely because of the impact of lower NGL sales prices and a decline in earnings from gas gathering and transmission activities. NGL production volumes averaged 46,300 Bbls per day--down from 54,100 during the corresponding period of the prior year--as facilities were idled early in the year in response to inadequate margins for most plants operating principally under keep- whole processing arrangements. NGL margins improved during the second quarter, and certain of the larger keep-whole plants that were idle in the first quarter resumed operations.

GAS PROCESSING - NGL PRICE ($16.3 MILLION DECREASE). The average price for NGLs produced of $11.14 per barrel was 15% lower than the $13.10 average of last year's first six months, reducing operating earnings by $16.3 million. The lower prices were largely the result of lower prices for crude oil during the first quarter--which adversely affected NGL prices--and a soft world economy, which reduced the demand for chemical feedstocks.

GAS PROCESSING - PRODUCTION VOLUMES ($3.9 MILLION DECREASE). NGL production volumes averaged 46,300 barrels per day, down 14% from the level of the prior-year's first six months. As a result of the relatively high market-sensitive feedstock costs during fiscal 1995's first quarter when NGL prices were severely depressed, most plants with keep-whole processing agreements were uneconomical to operate and accordingly were shut down during that period. Certain of these plants resumed operations in the second quarter and production volumes averaged 49,200 barrels per day, up from the first quarter's 43,200.

GAS PROCESSING - DECREASED PER UNIT COST OF SALES ($4.8 MILLION INCREASE). Gas processing cost of sales consists primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Per unit cost of sales was lower during the first six months of fiscal 1995 principally because of the effect on these costs of lower NGL prices and the second quarter's lower market-sensitive natural gas prices, increasing operating earnings by $4.8 million.

GAS GATHERING AND TRANSMISSION ($6.3 MILLION DECREASE). Excluding the impact of lower SAR/Bonus unit expense accruals, operating earnings from gas gathering and transmission activities were $6.3 million below those of the comparable prior-year period. This decline was primarily the result of lower margins on the buy/resale activities of a 45%-owned equity partnership, much of which was related to previously reported revisions effective late in the prior fiscal year of natural gas sales contracts with Texas Utilities Fuel Company (TUFCO). TUFCO's purchases under these contracts averaged 50,200 MMBtu per day during fiscal 1995's first six months (22,600 for the Company's 45% interest), contrasted with 63,500 (28,600) during the comparable prior-year period.
System volumes not sold to TUFCO were sold to other purchasers at significantly lower margins. Contributing only marginally to this decline was the sale of the Winnie/Spindletop assets effective June 1, 1994. During the months of June and July 1993, Winnie/Spindletop added $.2 million to the Company's operating earnings.


REAL ESTATE AND OTHER

REAL ESTATE ($4.6 MILLION INCREASE). Excluding the impact of lower SAR/Bonus unit expense accruals, Real Estate Division operating earnings rose by $4.6 million during the fiscal 1995 period principally due to increased profits from commercial land and residential lot sales and improved earnings from other commercial activities.

       Operating earnings from commercial and institutional land sales in The Woodlands rose by $2.3 million during the first half of fiscal 1995 principally because of increased sales of retail sites. During that period, $1.7 million was earned from sales of four retail sites totaling 21.4 acres (including 50% of the profit on the sale to a 50%-owned partnership of a 16.3-acre site for the Cochran's Crossing Retail Center). Earnings from sales of non-retail commercial sites totaled $.8 million, twice the amount for the same period of the prior year, while profits on institutional land sales rose by $.2 million.

       Although residential activity was strong and the number of residential lots sold in The Woodlands increased by 20% (488 versus 405 in the prior-year period), operating earnings from such sales were only $.9 million higher because of a change in the sales mix. The number of production lots sold rose by 45% both because of the sales impetus in fiscal 1995 provided by rising interest rates and because such sales had been adversely affected last year by inventory shortages related to delays in the opening of the Village of Alden Bridge. Conversely, the number of higher-priced estate and custom lots sold declined sharply in the fiscal 1995 period. This decline corresponded with a national downward trend in larger home sales as concerns about corporate restructuring and other economic factors apparently caused upper-income buyers to be more conservative in their home purchases.

       Higher earnings from other commercial activities in The Woodlands accounted for $1 million of the increased real estate operating earnings. Several factors contributed to this increase, including greater corporate conference activity at The Woodlands Executive Conference Center and Resort and higher earnings from office and research/technology buildings.

SAR/BONUS UNIT EXPENSE ACCRUALS ($6.4 MILLION). At July 31, 1994, the average market price of the Company's Class A and Class B common shares was $2.75 per share lower than it was at the beginning of the year; whereas this price rose by $8.94 per share in the prior-year period. Primarily because of the differing price trends, reversals of previous SAR/Bonus unit expense accruals of $1 million were recorded in fiscal 1995 versus charges of $5.4 million in the prior-year period. This resulted in an aggregate favorable year-to-year variance of $6.4 million.

ONE-TIME EARNINGS ITEMS RECORDED IN PRIOR-YEAR PERIOD ($6.9 MILLION). One-time items added $5 million and $1.9 million, respectively, to the oil and gas operating earnings of the prior-year's second and first quarters. During last year's second quarter, the Company recognized certain natural gas revenues ($3.9 million) which previously had been deferred because of future obligations for which the Company was no longer liable and recorded a gain of $1.1 million on the sale of certain Exploration and Production Division assets. During the first quarter of fiscal 1994, a $1.9 million contingent liability related to contractual matters--which had been recorded several years earlier--was reversed when it was determined that it was no longer needed.

EXPENSING OF INSURANCE DEDUCTIBLES RELATED TO AN APRIL 1994 FIRE ($1 MILLION). The Company's fiscal 1995 results were reduced by a $1 million accrual for insurance deductibles related to an April 1994 fire at GCF's plant, which is operated by a third party. Damages incurred by the Company in excess of this amount, including losses attributable to business interruption, are covered by insurance. Estimated business interruption insurance proceeds have been accrued, essentially eliminating the unfavorable variances that otherwise would have been reported as a result of the shutdown of the fractionator, which is expected to resume operations in mid-September.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1994
COMPARED WITH THREE MONTHS ENDED JULY 31, 1993

       The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                             Segment Operating Earnings
                                        ------------------------------------
                                        Exploration    Transmission
                                            and            and         Real                Pretax         Net
                                        Production      Processing    Estate    Other*    Earnings     Earnings
                                        -----------    ------------   ------    ------    --------     --------
THREE MONTHS ENDED JULY 31, 1993  . . .    $19.3         $ 13.2        $5.2     $(22.1)    $ 15.6      $ 10.7
                                           -----         ------        ----     ------     ------      ------
MAJOR INCREASES (DECREASES)
Market-sensitive natural gas sales  . .      (.8)            -           -          -         (.8)        (.5)
Oil and gas DD&A rate increase  . . . .      (.8)            -           -          -         (.8)        (.5)
Gas processing
  NGL price   . . . . . . . . . . . . .       -            (6.0)         -          -        (6.0)       (3.9)
  Production volumes  . . . . . . . . .       -            (1.0)         -          -        (1.0)        (.7)
  Decreased per unit cost
   of sales (see page 17)   . . . . . .       -             3.0          -          -         3.0         2.0
Gas gathering and transmission  . . . .       -            (1.7)         -          -        (1.7)       (1.1)
Real estate . . . . . . . . . . . . . .       -              -          2.5         -         2.5         1.6
Other
  One-time earnings items recorded
   in prior-year period (see page 18) .     (5.0)            -           -          -        (5.0)       (3.3)
  SAR/Bonus unit expense accruals   . .      1.1             .4          .6        1.0        3.1         2.0
  Miscellaneous   . . . . . . . . . . .      (.3)           (.3)         -         (.7)      (1.3)        (.8)
Lower effective income tax rate . . . .       -              -           -          -          -           .5
                                           -----         ------        ----     ------     ------      ------
                                            (5.8)          (5.6)        3.1         .3       (8.0)       (4.7)
                                           -----         ------        ----     ------     ------      ------
THREE MONTHS ENDED JULY 31, 1994
  BEFORE UNUSUAL ITEMS  . . . . . . . .     13.5            7.6         8.3      (21.8)       7.6         6.0
                                           -----         ------        ----     ------     ------      ------

FISCAL 1994 UNUSUAL ITEMS
Gain on sale of Winnie/Spindletop
  (see page 10)   . . . . . . . . . . .       -            29.8          -          -        29.8        18.5
T&P Division restructuring charges
  and asset write-downs (see page 11) .       -           (25.7)         -          -       (25.7)      (16.7)
                                           -----         ------        ----     ------     ------      ------
                                              -             4.1          -          -         4.1         1.8
                                           -----         ------        ----     ------     ------      ------
THREE MONTHS ENDED JULY 31, 1994
  AFTER UNUSUAL ITEMS   . . . . . . . .    $13.5         $ 11.7        $8.3     $(21.8)    $ 11.7      $  7.8
                                           -----         ------        ----     ------     ------      ------
                                           -----         ------        ----     ------     ------      ------

- - --------------------
* Includes general and administrative expense and other expense.


EXPLORATION AND PRODUCTION OVERVIEW

Exploration and Production operating earnings for fiscal 1995's second quarter were $5.8 million below those of the comparable prior-year period largely because of one-time earnings items discussed on page 18 which added $5 million to the prior-period's results. Also, earnings in the fiscal 1995 quarter were adversely affected by lower realizations for leasehold NGLs, which contributed significantly to the decline in the average price for natural gas sales ($2.75 per Mcf versus $2.91 during the corresponding prior-year period). Overall, daily natural gas sales volumes averaged 211,200 during the current period, up 10% from the 192,700 of the same period of the prior year.

NATURAL GAS - MARKET-SENSITIVE SALES ($0.8 MILLION DECREASE). This earnings decline was due to lower prices ($1.96 per Mcf versus $2.14), which more than offset the favorable impact of higher production volumes. Market-sensitive natural gas sales averaged 103,500 Mcf per day, up from 85,100. The volume increase was principally from wells drilled in fiscal 1994 and production from the Calhoun Unit, where the Company ceased injecting gas and began selling it during the third quarter of the prior year.

OIL AND GAS DD&A RATE INCREASE ($.8 MILLION DECREASE). For the reason discussed on page 16, the Company's DD&A for fiscal 1995's second quarter was higher than the rate for the comparable prior-year period, reducing operating earnings by $.8 million.


TRANSMISSION AND PROCESSING OVERVIEW

Transmission and Processing operating earnings before unusual items declined $5.6 million during the second quarter of fiscal 1995 largely because of lower gas processing margins. Lower NGL sales prices ($11.26 per barrel versus $12.59) were the primary cause of this decline.

GAS PROCESSING - NGL PRICE ($6 MILLION DECREASE). The average price for NGLs produced was $1.33 per barrel (11%) below the average for the same period of the prior year, reducing operating earnings by $6 million. As discussed previously, lower prices for crude oil and reduced demand for chemical feedstocks were the principal causes of the price decline.

GAS PROCESSING - PRODUCTION VOLUME ($1 MILLION DECREASE).   Primarily because
of the lower margins, NGL production volumes of 49,200 barrels per day during fiscal 1995's second quarter were 4,800 barrels per day (9%) below those of the prior-year period, reducing operating earnings by $1 million.

GAS GATHERING AND TRANSMISSION ($1.7 MILLION DECREASE). This unfavorable earnings comparison was primarily due to lower volumes and margins for the Company's North Texas system, where drilling activity has been too low in recent years to offset normal production declines for existing wells in its service area.


REAL ESTATE AND OTHER

REAL ESTATE ($2.5 MILLION INCREASE). This operating earnings increase, which excludes the effect of lower SAR/Bonus unit expense accruals, was principally due to increased profits from commercial and institutional land sales and residential lot sales in The Woodlands. Profits of $1.6 million were earned in fiscal 1995's second quarter from sales of four retail sites near the Cochran's Crossing and Pinecroft retail centers and an institutional land sale of 12.9 acres. Profits on such sales in the prior-year period totaled $.5 million.

Operating earnings from residential lot sales were $.9 million higher during fiscal 1995's second quarter because of increased sales of production lots for the reasons discussed on page 17. Residential lot sales totaled 260, 40% above the level of the corresponding period of the prior year.

SAR/BONUS UNIT EXPENSE ACCRUALS ($3.1 MILLION). Because of declines in market prices of the Company's Class A and Class B shares, reversals of previous SAR/Bonus unit expense accruals of $.3 million were recorded during fiscal 1995's second quarter. Charges of $2.8 million were made during the corresponding period of the prior year, when the average price of these shares rose $8.38 per share.

                          Part II - Other Information




ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


       The Annual Meeting of Stockholders of Mitchell Energy & Development Corp. was held on June 29, 1994 for the purpose of electing a Board of 12 directors and considering and acting upon a proposal regarding the appointment of independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitations. Each of the nominees for the Board of Directors was elected by the Class A common stockholders.

       Stockholders of the Company approved a proposal to appoint Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 1995. The vote was as follows:

                                                                      Per-
                                                      Number          cent
                                                    ----------       ------
        Shares voted "for"  . . . . . . . . . .     22,377,918        99.85
        Shares voted "against"  . . . . . . . .         15,590          .07
        Shares abstaining   . . . . . . . . . .         17,761          .08


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             12    Computation of ratio of earnings to fixed charges

     (b) No reports were filed on Form 8-K during the three-month period ended July 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                                   (Registrant)




Dated:  September 13, 1994              By  /s/ Philip S. Smith

                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer

                          EXHIBIT INDEX

     Exhibits

        12    Computation of ratio of earnings to fixed charges

        27    Financial Data Schedule