Form 10-Q
period 1994-10-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1994-12-15
CIK 311995

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 31, 1994

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



            TEXAS                                        74-1032912
   (State of incorporation)                 (I.R.S. Employer Identification No.)


       2001 TIMBERLOCH PLACE
        THE WOODLANDS, TEXAS                                    77380
(Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X    No
                                             ---      ---

           Shares of common stock outstanding at November 30, 1994:

                   Class A . . . . . . . .       23,567,327
                   Class B . . . . . . . .       29,192,676

================================================================================

                                     INDEX



                                                                                                         Page
Part I - Financial Information                                                                          Number
                                                                                                        ------
      Item 1.  Financial Statements

         Representation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3

         Unaudited Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . .         4

         Unaudited Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . . .         5

         Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .         6

         Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . .         7

      Item 2.  Management's Discussion and Analysis of
         Financial Position and Results of Operations . . . . . . . . . . . . . . . . . . . . . .        13

Part II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .        23





DEFINITIONS.   As used herein, "Btu" means British Thermal Units, "MMBtu" means million Btu, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1994" and "fiscal 1995" refer, respectively, to the twelve- month periods ended January 31, 1994 and 1995 and "DD&A" means depreciation, depletion and amortization. Pipeline volumes are based on average energy content of 1,000 Btu per cubic foot. Oil, gas and NGL volume, price and reserve information includes applicable equity partnership interests.

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                               October 31,       January 31,
                                                                                  1994              1994
                                                                               -----------       -----------
ASSETS                                                                         (unaudited)
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .   $   13,669          $   21,832
Trade receivables, net of allowance for
  doubtful accounts of $2,847 and $2,720  . . . . . . . . . . . . . . . . .      137,758             134,570
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,612              21,400
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,849              11,123
                                                                              ----------          ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .      201,888             188,925
                                                                              ----------          ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
Oil and gas properties, full cost method of accounting
  Costs being amortized . . . . . . . . . . . . . . . . . . . . . . . . . .    1,972,144           1,907,799
  Costs not being amortized . . . . . . . . . . . . . . . . . . . . . . . .       42,728              50,389
Transmission and processing facilities  . . . . . . . . . . . . . . . . . .      422,251             561,605
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      122,715             175,825
                                                                              ----------          ----------
                                                                               2,559,838           2,695,618
Less - accumulated depreciation, depletion and amortization . . . . . . . .    1,399,487           1,390,729
                                                                              ----------          ----------
                                                                               1,160,351           1,304,889
                                                                              ----------          ----------
REAL ESTATE
The Woodlands . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      640,708             627,762
Land held for investment, development or sale . . . . . . . . . . . . . . .      156,901             159,949
Resort and other operating properties . . . . . . . . . . . . . . . . . . .       64,428              65,956
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $534 and $507  . . . . . . . . . . . .       53,081              42,985
                                                                              ----------          ----------
                                                                                 915,118             896,652
                                                                              ----------          ----------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,638              25,010
                                                                              ----------          ----------
                                                                              $2,298,995          $2,415,476
                                                                              ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   12,655          $    9,955
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . . . .       54,259              64,110
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,665              92,895
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52,614              50,156
                                                                              ----------          ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .      173,193             217,116
                                                                              ----------          ----------
LONG-TERM DEBT
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      389,847             486,066
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . . . .      524,065             502,252
                                                                              ----------          ----------
                                                                                 913,912             988,318
                                                                              ----------          ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      341,658             339,456
Natural gas contract restructuring proceeds . . . . . . . . . . . . . . . .       39,145              51,527
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,309              30,731
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,382              36,374
                                                                              ----------          ----------
                                                                                 459,494             458,088
                                                                              ----------          ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 shares each of Class A and Class B) . . . . . . .        5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .      143,475             143,440
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      617,453             617,214
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,918)            (14,086)
                                                                              ----------          ----------
                                                                                 752,396             751,954
                                                                              ----------          ----------
                                                                              $2,298,995          $2,415,476
                                                                              ==========          ==========

_______________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per share data)


                                                                    Three Months Ended         Nine Months Ended
                                                                         October 31               October 31
                                                                  -----------------------   ----------------------
                                                                     1994          1993        1994        1993
                                                                  ---------     ---------   ---------    ---------
REVENUES
Exploration and production  . . . . . . . . . . . . . . . . . .   $  64,831     $ 65,771     $208,893    $194,359
Transmission and processing (including gains on asset sales
  of $18,993 and $48,821 in the 1994 periods) (Note 6)  . . . .     111,184      149,114      360,649     437,396
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .      31,639       32,533      101,055      90,161
                                                                  ---------     --------     --------    --------
                                                                    207,654      247,418      670,597     721,916
                                                                  ---------     --------     --------    --------

OPERATING COSTS AND EXPENSES (including DD&A) (Note 6)
Exploration and production  . . . . . . . . . . . . . . . . . .      55,224       50,174      167,897     144,231
Transmission and processing (including restructuring charges and
  asset write-downs of $5,602 and $31,252 in the 1994 periods)       86,627      140,267      322,181     398,487
Real estate (including asset write-downs
   of $5,661 in the 1994 periods) . . . . . . . . . . . . . . .      30,993       26,510       85,081      74,663
                                                                  ---------     --------     --------    --------

                                                                    172,844      216,951      575,159     617,381
                                                                  ---------     --------     --------    --------

SEGMENT OPERATING EARNINGS (Note 6) . . . . . . . . . . . . . .      34,810       30,467       95,438     104,535
General and administrative expense  . . . . . . . . . . . . . .      10,022        9,764       30,937      31,974
                                                                  ---------     --------     --------    --------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . .      24,788       20,703       64,501      72,561
                                                                  ---------     --------     --------    --------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .      17,263       18,490       52,598      54,999
Capitalized interest  . . . . . . . . . . . . . . . . . . . . .      (7,477)      (9,036)     (23,500)    (26,355)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,658          275        4,608       2,843
                                                                  ---------     --------     --------    --------
                                                                     11,444        9,729       33,706      31,487
                                                                  ---------     --------     --------    --------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .      13,344       10,974       30,795      41,074

INCOME TAXES (including $11 million deferred tax impact of
  increase in corporate tax rate in the 1993 periods) (Note 4)        4,711       12,938       10,470      21,998
                                                                  ---------     --------     --------    --------
NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . . . . . . .   $   8,633     $ (1,964)    $ 20,325    $ 19,076
                                                                  =========     ========     ========    ========

EARNINGS (LOSS) PER SHARE . . . . . . . . . . . . . . . . . . .   $     .16     $   (.04)    $    .38    $    .38
                                                                  =========     ========     ========    ========

AVERAGE COMMON SHARES OUTSTANDING   . . . . . . . . . . . . . .      52,758       52,660       52,755      50,438
                                                                  =========     ========     ========    ========

_______________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended October 31, 1994
                         (dollar amounts in thousands)



                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock       Capital     Earnings      Stock       Total
- --------------                                         ---------   -----------   --------    ---------   ---------
BALANCE, JANUARY 31, 1994 . . . . . . . . . . . . .     $ 5,386     $143,440     $617,214    $(14,086)   $751,954

Net earnings  . . . . . . . . . . . . . . . . . . .         -            -         20,325         -        20,325

Cash dividends (36 cents per share on Class A
   and 39 3/4 cents per share on Class B)   . . . .         -            -        (20,086)        -       (20,086)

Exercises of stock options  . . . . . . . . . . . .         -             35           -          168         203
                                                        -------     --------     --------    --------    --------
BALANCE, OCTOBER 31, 1994 . . . . . . . . . . . . .     $ 5,386     $143,475     $617,453    $(13,918)   $752,396
                                                        =======     ========     ========    ========    ========

                        ==============================



                                                           Shares Issued                    Treasury Shares Held
                                                    ---------------------------            ----------------------
SHARE AMOUNTS                                         Class A         Class B              Class A        Class B
- -------------                                       ----------       ----------            -------        -------
BALANCE, JANUARY 31, 1994 . . . . . . . . . . . .   23,978,117       29,878,117            417,477        692,128

Exercises of stock options  . . . . . . . . . . .         -                -                (6,700)        (6,700)

Other . . . . . . . . . . . . . . . . . . . . . .          (12)             (12)               -              -
                                                    ----------       ----------            -------        -------

BALANCE, OCTOBER 31, 1994 . . . . . . . . . . . .   23,978,105       29,878,105            410,777        685,428
                                                    ==========       ==========            =======        =======

_______________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Nine Months Ended
                                                                                         October 31
                                                                                  -----------------------
                                                                                    1994          1993
                                                                                  ---------     ---------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  20,325      $  19,076
Adjustments to reconcile net earnings to cash provided by operating activities
   Depreciation, depletion and amortization (Note 6)  . . . . . . . . . . . .      146,968        110,551
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,356         13,429
   Cost of land sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,768         21,171
   Residential land development costs, net of reimbursements  . . . . . . . .      (12,599)       (15,173)
   Distributions in excess of earnings of equity investees  . . . . . . . . .       12,027         11,629
   Amortization of deferred natural gas contract restructuring proceeds . . .      (12,382)       (14,190)
   Gains on major energy asset sales (Note 6) . . . . . . . . . . . . . . . .      (52,612)           -
   Accrued restructuring costs  . . . . . . . . . . . . . . . . . . . . . . .        9,830            -
   Real estate asset write-downs  . . . . . . . . . . . . . . . . . . . . . .        5,661            -
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,911         (2,957)
                                                                                 ---------      ---------
                                                                                   150,253        143,536
   Changes in operating assets and liabilities  . . . . . . . . . . . . . . .      (50,713)       (44,958)
                                                                                 ---------      ---------
   Cash provided by operating activities  . . . . . . . . . . . . . . . . . .       99,540         98,578
                                                                                 ---------      ---------

INVESTING ACTIVITIES
Capital additions
   Total on accrual basis (including $78,251 in 1993
     related to MEC Development, Ltd. buy-out)  . . . . . . . . . . . . . . .     (165,711)      (283,819)
   Residential land development costs deducted above  . . . . . . . . . . . .       12,599         15,173
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . . . . . . .      (11,561)        19,258
                                                                                 ---------      ---------
                                                                                  (164,673)      (249,388)
Proceeds from major energy asset sales  . . . . . . . . . . . . . . . . . . .      152,000            -
Proceeds from other dispositions of property, plant and equipment . . . . . .        3,354          7,229
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          610           (191)
                                                                                 ---------      ---------
     Cash used for investing activities   . . . . . . . . . . . . . . . . . .       (8,709)      (242,350)
                                                                                 ---------      ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . . . . .      129,266         32,589
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (200,972)        (3,136)
Net proceeds from issuance of Class B common stock  . . . . . . . . . . . . .          -          123,400
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (20,086)       (19,255)
Debt prepayment premium . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,420)           -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (782)           167
                                                                                 ---------      ---------
     Cash provided by (used for) financing activities   . . . . . . . . . . .      (98,994)       133,765
                                                                                 ---------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .       (8,163)       (10,007)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       21,832         28,097
                                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .    $  13,669      $  18,090
                                                                                 =========      =========

_______________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1994


(1)    ACCOUNTING POLICIES
       The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. (MEDC) and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities. The Company's net investment in each of these entities is included in the applicable segment's asset caption of the consolidated balance sheets, and its equity in the pretax earnings or losses of each entity is included in the applicable caption of revenues or operating costs and expenses of the consolidated statements of earnings.


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


(3)    EQUITY INVESTMENTS
       Entities accounted for on the equity method include approximately 30 partnerships engaged in either energy or real estate activities. The principal partnership interests included the following at October 31, 1994:

                                                          Ownership
                        Name                              Percentage                    Nature of Operations
- -------------------------------------------------------   ----------         --------------------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                    45            Natural gas marketing
Belvieu Environmental Fuels                                  33.33           Production of MTBE
C&L Processors Partnership                                     50            Natural gas processing
Ferguson-Burleson County Gas Gathering System                  45            Gas gathering and transmission
Gulf Coast Fractionators                                     38.75           Fractionation of NGLs
U. P. Bryan                                                    45            Natural gas processing

REAL ESTATE
The Fort Crockett Hotel Limited                                50            Galveston, Texas resort hotel
Lake Catamount Joint Venture                                   50            Land held for development
The Woodlands Mall Associates                                  50            Regional mall

Other real estate partnerships--almost all of which hold properties located in The Woodlands--own a cable television system and various commercial and apartment properties.

       Summarized financial information on an aggregate basis for equity investees (which is generally reported on a one-month lag) and the Company's net proportionate share of the earnings or losses of these entities for the three- and nine-month periods ended October 31, 1994 and 1993 follow (in thousands):

                                                                   Three Months              Nine Months
                                                               ---------------------     ---------------------
                                                                 1994         1993         1994         1993
                                                               --------     --------     --------     --------
       Information for equity investees
          Revenues  . . . . . . . . . . . . . . . . . . . .     $146,842    $142,025      $366,555    $390,564
          Operating earnings  . . . . . . . . . . . . . . .       27,349      17,777        38,160      63,667
          Pretax earnings*  . . . . . . . . . . . . . . . .       17,033      13,891        23,248      52,869
       Proportionate share of pretax earnings included
          in the Company's reported operating earnings  . .        6,464       5,546         9,462      22,408

       _______________
       *Before interest expense for entities funded by capital contributions of the owners.

       Using a portion of the $123,429,000 net proceeds of an offering of 5,900,000 Class B shares, the Company purchased, effective May 1, 1993, the limited partner's interest in MEC Development, Ltd. for $52,585,000, from which the partner repaid its proportionate share of partnership debt. The Company also repaid its share of the partnership's debt of $25,666,000, and the partnership was liquidated. All hydrocarbon reserves and other assets previously owned by the partnership are now held by the Company.

       The earnings of the energy partnerships were sharply lower for the three- and nine-month periods ended October 31, 1994 for a number of reasons. These included: the previously reported January 1994 changes to certain natural gas sales contracts; reduced NGL margins; and the buy-out of MEC Development, Ltd. effective May 1, 1993; and a six-month shutdown of Gulf Coast Fractionators' (GCF's) facility following an April 1994 fire. Since the property damage insurance policies covering the GCF fire are held by the partners, not the partnership, the partnership's financial statements include substantial property damage losses which are reimbursed via contributions from the partners (which in turn are covered by insurance proceeds). Such losses have been excluded from the information reported above.

       The operations of many of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Excluding notes payable to the Company (which totaled $10,598,000 at October 31, 1994), outstanding indebtedness (which is generally reported on a one-month lag) of these entities at October 31, 1994 and January 31, 1994 is summarized as follows (in thousands):

                                                        The Company's Pro-
                                                        portionate Share at
                                                         October 31, 1994                Entity Total
                                                       ---------------------       -------------------------
                                                                     Nonre-        October 31,   January 31,
                                                       Recourse      course            1994         1994
                                                       --------     -------        -----------   -----------
ENERGY OPERATIONS
Belvieu Environmental Fuels . . . . . . . . . . . .    $ 58,667   $   -             $176,000      $136,000
C&L Processors Partnership  . . . . . . . . . . . .      28,339      24,140          104,959       116,719
Gulf Coast Fractionators  . . . . . . . . . . . . .      15,493      13,986           76,075        64,250
                                                       --------     -------         --------      --------
                                                        102,499      38,126          357,034       316,969
                                                       --------     -------         --------      --------

REAL ESTATE OPERATIONS
The Fort Crockett Hotel Limited . . . . . . . . . .       4,069       1,825           11,788        12,397
The Woodlands Mall Associates . . . . . . . . . . .      20,054         -             40,109        18,689
Apartment partnerships  . . . . . . . . . . . . . .         790      15,242           38,476        37,728
Others  . . . . . . . . . . . . . . . . . . . . . .       2,270      15,278           37,200        37,729
                                                       --------     -------         --------      --------
                                                         27,183      32,345          127,573       106,543
                                                       --------     -------         --------      --------
                                                       $129,682     $70,471         $484,607      $423,512
                                                       ========     =======         ========      ========

See Note 3 of Notes to Consolidated Financial Statements on pages 51 and 52 of the Company's Fiscal 1994 Annual Report for additional information concerning the indebtedness of these partnerships.

(4)    INCOME TAXES
       Income tax expense for the nine-month periods ended October 31, 1994 and 1993 consists of the following (in thousands):

                                                                          1994             1993
                                                                         ------           ------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,860         $ 6,443
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .      3,254           2,126
                                                                         -------         -------
                                                                           9,114           8,569
                                                                         -------         -------
           DEFERRED
           Federal (including charge of $11,000 in
              1993 due to increase in corporate tax rate) . . . . . .      1,273          14,343
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .         83            (914)
                                                                         -------         -------
                                                                           1,356          13,429
                                                                         -------         -------
                                                                         $10,470         $21,998
                                                                         =======         =======

       The Omnibus Budget Reconciliation Act of 1993 was signed into law during August 1993, increasing the corporate statutory income tax rate from 34% to 35%. The principal impact of this rate change on the Company's financial statements was a deferred tax provision of $11,000,000, recorded during the three-month period ended October 31, 1993, to increase the liability for deferred Federal income taxes by an amount equal to 1% of the aggregate cumulative difference between the book and tax bases of its assets and liabilities.

       A reconciliation from the statutory Federal income tax rate to the Company's effective income tax rate for the nine-month periods ended October 31, 1994 and 1993 follows:

                                                                          1994             1993
                                                                         ------           ------
           Statutory Federal income tax rate  . . . . . . . . . . . .     35.0%            35.0%
           Increase in statutory Federal income tax rate  . . . . . .      -               26.8
           Energy tax credits   . . . . . . . . . . . . . . . . . . .     (7.3)            (7.8)
           State income taxes, net of Federal tax benefit   . . . . .      5.6              1.9
           Utilization of tax carryforwards   . . . . . . . . . . . .       -              (1.9)
           Other, net   . . . . . . . . . . . . . . . . . . . . . . .       .7              (.4)
                                                                          ----             ----
                                                                          34.0%            53.6%
                                                                          ====             ====


(5)    COMMITMENTS AND CONTINGENCIES
       LITIGATION AND OTHER. The Company is party to various claims and other legal actions arising in the ordinary course of business and to recurring examinations performed by the Internal Revenue Service and other governmental agencies. Management expects that adjustments, if any, resulting from the ultimate resolution of these matters will not be material to the Company's consolidated financial statements.

       MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $217,000,000 of securities backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limitations. Management expects that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will not be material to the Company's consolidated financial statements.

(6)    SEGMENT INFORMATION
       Selected industry segment data for the three- and nine-month periods ended October 31, 1994 and 1993 follows (in thousands):

                                                                 Segment
                                                                Operating                                             Capital
                                     Revenues                    Earnings                   DD&A                     Additions
                               --------------------       -------------------       --------------------       ---------------------
                                 1994        1993           1994       1993           1994        1993           1994         1993
                               --------    --------       -------    --------       --------    --------       --------     --------
Nine Months Ended October 31
- ----------------------------
EXPLORATION AND PRODUCTION
Oil and gas . . . . . . . . .  $204,090    $194,234       $37,176    $ 50,468       $108,078    $ 86,582      $  90,625     $193,034
Other . . . . . . . . . . . .       333         125            29        (340)           215         320            101          218
Gain on sale of drilling rigs     4,470         -           3,791         -              679         -              -            -
                               --------    --------       -------    --------       --------    --------       --------     --------
                                208,893     194,359        40,996      50,128        108,972      86,902         90,726      193,252
                               --------    --------       -------    --------       --------    --------       --------     --------
TRANSMISSION AND PROCESSING
Gas processing  . . . . . . .   162,480     201,148        12,581      21,786          6,196       7,344          6,130        4,673
Gas gathering and transmission  141,587     229,475         6,813      15,347          6,359       6,912         10,436       25,373
Other . . . . . . . . . . . .     7,761       6,773         1,505       1,776          1,866       1,987          4,062        8,249
Gains on asset sales  . . . .    48,821         -          48,821         -              -           -              -            -
Restructuring charges
  and asset write-downs . . .       -           -         (31,252)        -           14,832         -              -            -
                               --------    --------       -------    --------       --------    --------       --------     --------
                                360,649     437,396        38,468      38,909         29,253      16,243         20,628       38,295
                               --------    --------       -------    --------       --------    --------       --------     --------
REAL ESTATE
Operations  . . . . . . . . .   101,055      90,161        21,635      15,498          6,126       5,441         51,712       49,577
Asset write-downs . . . . . .       -           -          (5,661)        -              -           -              -            -
                               --------    --------       -------    --------       --------    --------       --------     --------
                                101,055      90,161        15,974      15,498          6,126       5,441         51,712       49,577
                               --------    --------       -------    --------       --------    --------       --------     --------
CORPORATE . . . . . . . . . .       -           -             -           -            2,617       1,965          2,645        2,695
                               --------    --------       -------    --------       --------    --------       --------     --------
                               $670,597    $721,916       $95,438    $104,535       $146,968    $110,551       $165,711     $283,819
                               ========    ========       =======    ========       ========    ========       ========     ========

Three Months Ended October 31
- -----------------------------
EXPLORATION AND PRODUCTION
Oil and gas . . . . . . . . .  $ 64,784    $ 65,737       $ 9,486    $ 15,709       $ 36,660    $ 31,203       $ 28,086     $ 47,015
Other . . . . . . . . . . . .        47          34           121        (112)            62          95              3           93
                               --------    --------       -------    --------       --------    --------       --------     --------
                                 64,831      65,771         9,607      15,597         36,722      31,298         28,089       47,108
                               --------    --------       -------    --------       --------    --------       --------     --------
TRANSMISSION AND PROCESSING
Gas processing  . . . . . . .    64,436      61,877         7,007       2,591          1,648       2,234          3,861        1,678
Gas gathering and transmission   24,619      84,922         3,216       5,827          1,666       2,497          2,094        8,440
Other . . . . . . . . . . . .     3,136       2,315           943         429            553         628          2,168        3,552
Gains on asset sales  . . . .    18,993         -          18,993         -              -           -              -            -
Asset write-downs . . . . . .       -           -          (5,602)        -            1,649         -              -            -
                               --------    --------       -------    --------       --------    --------       --------     --------
                                111,184     149,114        24,557       8,847          5,516       5,359          8,123       13,670
                               --------    --------       -------    --------       --------    --------       --------     --------
REAL ESTATE
Operations  . . . . . . . . .    31,639      32,533         6,307       6,023          2,020       1,827         18,923       20,863
Asset write-downs . . . . . .       -           -          (5,661)        -              -           -              -            -
                               --------    --------       -------    --------       --------    --------       --------     --------
                                 31,639      32,533           646       6,023          2,020       1,827         18,923       20,863
                               --------    --------       -------    --------       --------    --------       --------     --------
CORPORATE . . . . . . . . . .       -           -             -           -              871         701          1,057        1,022
                               --------    --------       -------    --------       --------    --------       --------     --------
                               $207,654    $247,418       $34,810    $ 30,467       $ 45,129    $ 39,185       $ 56,192     $ 82,663
                               ========    ========       =======    ========       ========    ========       ========     ========

       Fiscal 1995 segment operating earnings include $52,612,000 in gains from three major energy asset sales-- $48,821,000 in the Transmission and Processing Division from sales of Winnie/Spindletop and the assets of Brazos Gas Compressing Company and $3,791,000 in the Exploration and Production Division from the sale of drilling rigs.

       During the three-month period ended July 31, 1994, the Company sold its Spindletop gas storage facility, its Winnie Pipeline system and a 50% interest in a related gas processing plant for $120,000,000. In the second quarter, a gain of $29,828,000 was recorded, which was reduced by $632,000 in the third quarter because of an increase in the estimated costs necessary to meet certain conditions of the sales agreement. On June 1, 1994, the Company received cash proceeds of $108,000,000, which were used to pay down outstanding borrowings under its revolving credit and commercial paper facilities. The remaining sales proceeds--which, together with interest from June 1, are to be received subsequently--are included in other current assets in the accompanying October 31, 1994 balance sheet.

       During fiscal 1995's third quarter, a gain of $19,625,000 was recorded in connection with the sale of the Company's compression operations, including 370 compressors and associated facilities and parts inventory. The $35,000,000 cash proceeds from this sale were used to pay down outstanding borrowings under revolving credit and commercial paper facilities.

       On April 7, 1994, the Company sold 16 land drilling rigs for $9,000,000 in cash and warrants to acquire common stock of the purchaser under which as much as an additional $1,000,000 may be realized during the two-year period following the sale. This sale effectively completed the Company's withdrawal from the contract drilling business. Segment operating earnings for "Other Exploration and Production" activities for fiscal 1995's first nine months included a $3,791,000 gain on this sale, which did not include any value for the warrants.

       During fiscal 1995's second and third quarters, Transmission and Processing Division restructuring charges and asset write-downs totaling $31,252,000 were recorded. This restructuring program was undertaken because of the adverse economic environment, particularly prices and margins, experienced by the Company's transmission and processing business during the last half of fiscal 1994 and early in the current year. The restructuring program calls for the sale or disposition of many idle gas processing plants, including leased equipment associated with certain of them. In this regard, writedowns of asset carrying values and accruals of future lease rentals totaling $18,286,000 were recorded. In addition, a voluntary incentive retirement program was undertaken to bring the division's employment level in line with the expected future needs. The costs associated with this program aggregated $7,364,000, most of which will be paid over future years as additional retirement and retiree medical benefits. During the third quarter, the Company completed a review of its pipeline systems and determined that certain of these systems would be disposed of. Asset write-downs of $5,602,000 were recorded to reduce the carrying values of these systems to their estimated realizable values.

       Also during fiscal 1995's third quarter, certain real estate assets which had been held for long-term development were written down to net realizable values. The write-downs, which totaled $5,661,000, related to largely undeveloped tracts outside The Woodlands that the Company now plans to sell.

(7)    PREPAYMENT OF SENIOR NOTES
       On February 25, 1994, the parent company redeemed its $200,000,000 of 11 1/4% Senior Notes Due 1999. This early redemption was completed at a price of 103.21% of principal. This premium and related unamortized debt issuance costs were expensed as an extraordinary charge during the fourth quarter of fiscal 1994, when the debt was called.


(8)    SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid (excluding amounts capitalized, but including amounts for finance operations that are reported as cost of sales) totaled $27,079,000 and $27,267,000 during the nine-month periods ended October 31, 1994 and 1993. Income taxes paid during these same periods totaled $9,732,000 and $10,953,000. There were no significant non-cash investing or financing activities during these periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           POSITION AND RESULTS OF OPERATIONS

       The discussion which follows summarizes the Company's financial position at October 31, 1994 and the results of its operations for the nine-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements, notes thereto and other financial data included in the Company's Annual Report for the fiscal year ended January 31, 1994.

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

       The Company's bank revolving credit and commercial paper facilities provide for aggregate borrowings of approximately $558 million. The Company had unused capacity of $389 million under these committed credit facilities at October 31, 1994. Exclusive of maturities under its bank credit facilities and commercial paper program which are periodically extended, the Company's aggregate five-year debt maturities totaled approximately $136 million at October 31, 1994.

       Cash proceeds received in connection with the fiscal 1995 asset sales mentioned in the following paragraph were used to pay down outstanding borrowings under the Company's revolving credit and commercial paper facilities. At October 31, 1994, long-term debt totaled $913.9 million, $74.4 million below the balance at the beginning of the year, and the Company's debt/equity ratio was 1.21, down from 1.31 at the beginning of the year. This debt reduction would have been larger had it not been for an April 1994 fire at Gulf Coast Fractionators' (GCF's) facility in Mont Belvieu, Texas. Because of the resultant shutdown of this facility, approximately 4 million barrels of the Company's NGL production had not been fractionated at October 31, 1994.
The GCF plant resumed operations late in October, and it is expected that a four-to six-month period will be required for the unfractionated quantities to be reduced to normal levels. Largely because of this situation, the Company's working capital increased substantially in fiscal 1995. At October 31, 1994, the book value of the Company's saleable inventories totaled approximately $42.2 million, most of which consists of the unfractionated NGLs. The estimated net sales values of these inventories (based on November 30, 1994 prices) totaled approximately $49 million.

       During fiscal 1995, management has undertaken a company-wide asset review to identify and sell underutilized assets or non-core holdings that have greater value to others. To date, three major energy assets have been sold at a cumulative pretax gain of $52.6 million for a total consideration of $164 million--$120 million for Winnie/Spindletop, $35 million for the assets of Brazos Gas Compressing Company and $9 million for drilling rigs. In addition through October 31, 1994 as part of the ongoing asset study, the Company has identified certain other assets that it plans to dispose of. These include selected oil and gas properties; certain idle gas processing plants, pipeline systems and other transmission and processing assets; and limited non-core real estate assets located outside The Woodlands. In this regard, asset write-downs and restructuring charges totaling $36.9 million were recorded in the second and third quarters to, among other things, reduce the carrying values of these assets to their estimated sales values (see Note 6 of Notes to Unaudited Consolidated Financial Statements on page 11 for additional information). As the asset study is completed, the Company may identify additional assets for disposal.

        The Financial Accounting Standards Board (FASB) is reportedly nearing the issuance of a statement that would establish more consistent accounting standards for measuring the recoverability of long-lived assets, including real estate (it would not apply to the Company's oil and gas assets which are already subject to a more stringent full cost ceiling test). As presently indicated, the Company would be required to adopt the proposed statement no later than for its fiscal 1997. The Company has not completed its review of any potential impact that might result from the application of this statement on the carrying values of its assets which could also be affected to some extent by finalization of the results of the previously mentioned asset management study. Accordingly, the Company is unable to make any estimates in this regard.

       The Company's business plan includes the use of energy and real estate partnerships and sales in the normal course of business of mature real estate properties to provide for some of its funding needs. The Company believes that these resources, together with cash flows and additional borrowings supported by asset values, will be sufficient to allow it to provide for both its short-term and long-term liquidity needs. Short-term needs can be met by supplementing operating cash flows with borrowings under committed bank credit and commercial paper facilities. Public debt and equity markets will be accessed periodically to meet the Company's longer-term liquidity needs.

       Largely because of low crude oil prices and their adverse impact on NGL prices and margins, the Company scaled back its fiscal 1995 capital spending plans. Nonetheless, the Company expects to exceed fiscal 1994's 160% natural gas reserves replacement record, and the budget is adequate to fund ongoing transmission and processing projects and to provide for continued residential and commercial development within The Woodlands. After an $11.8 million second- quarter increase, the fiscal 1995 consolidated capital budget stands at $242.6 million. Capital additions totaled $165.7 million during fiscal 1995's first nine months, and it now appears that capital spending for the full year will be somewhat below the revised budget level.

       In December 1994, the Board of Directors authorized the Company to purchase from time-to-time on the open market up to an aggregate of 1,000,000 shares of its outstanding Class A and Class B common stock. Shares so purchased will be held as treasury stock to be used for general corporate purposes.

OTHER MATTERS

PARTNERSHIP PROJECTS

       In addition to its consolidated capital budget, the Company participated through partnerships in several significant construction projects during fiscal 1995. These projects, which were funded principally with proceeds of loan agreements of the partnerships, included an MTBE plant, expansion of GCF's fractionation facility and construction of a regional mall in The Woodlands. These projects are expected to make contributions to the Company's fourth quarter operating earnings.

       A partnership in which the Company has a one-third interest constructed an MTBE plant at Mont Belvieu, Texas, with a design capacity of 12,500 barrels per day. MTBE (methyl tertiary butyl ether) is an oxygenate used in the production of environmentally cleaner gasoline. Each of the three partners in this venture provides one-third of the plant's isobutane feedstock, and one of the partners, Sun Company, Inc., is contractually obligated to purchase all of the MTBE production for a period of ten years. Plant construction costs, which totaled $225 million, were funded through the partnership's $176 million loan agreement and capital contributions from the partners. The plant commenced operations in June 1994 and primarily because of start-up problems has operated at volumes below its design capacity (such volumes averaged 10,384 barrels per day in the third quarter). The partnership is currently in the process of adding equipment costing $4 million, which is designed to boost the plant's production rate above its design level. After fourth quarter plant shut-downs to correct some remaining start up problems and to install the added equipment, production is expected to rise to the plant's capacity level during fiscal 1996's first or second quarter.

       Through its 38.75% ownership interest in GCF, the Company participated in a 40,000-barrel-per-day expansion of an NGL fractionation plant at Mont Belvieu, Texas. As previously noted, the plant resumed operations in October after an April 1994 fire. The expansion portion of the plant began operations late in October and is expected to reach full production during the fourth quarter. In connection with the $40 million expansion project and the entrance of Conoco, Inc. into the partnership, GCF arranged an $85 million term loan in June 1993. Of the loan proceeds, $40 million was distributed to the partners in fiscal 1994 (the Company's share of which was $15.5 million) and the remainder was used to fund the expansion expenditures and to provide needed working capital. Each of the partners has executed long-term contracts with GCF for the fractionation of production from certain of their gas processing plants.

       The Woodlands Mall, a one million-square-foot regional mall that opened in October 1994, was developed by a partnership equally owned by the Company and Homart Development Co., a subsidiary of Sears, Roebuck and Co. Costs of the 345,000-square-foot gross leasable area being constructed by the partnership, together with site development and other general costs, were funded using proceeds of the partnership's $65 million loan agreement. Sales for the mall tenants have been reported to be strong, and this partnership is expected to contribute to the Company's fourth quarter operating earnings.

TRANSMISSION AND PROCESSING DIVISION RESTRUCTURING

       In response to today's business environment, the Transmission and Processing Division undertook a re-engineering program involving an extensive restructuring of its activities. Operational changes began to be implemented late in fiscal 1994 with the consolidation of certain gas processing operations at larger, more efficient plants and the idling of several smaller plants. These activities continued in fiscal 1995 with a voluntary incentive retirement program, which reduced the division's full-time employment level by approximately 10%, and sales of the Winnie/Spindletop operations in the second quarter and the compression operations in the third quarter. In addition, the Company is pursuing the disposition or relocation of certain of its idle gas processing plants. These actions are not expected to negatively impact the Company's NGL production volumes.

       During the second quarter of fiscal 1995, Transmission and Processing Division restructuring charges and asset write-downs totaling $25.7 million were recorded. These consisted of non-cash charges of $18.3 million related to idle gas processing plants and $7.4 million in early retirement and other miscellaneous costs which were discharged during the second quarter either as cash payments related to the approximately 70 employees electing early retirement or additions to liabilities for the present values of incremental retirement benefits payable to these individuals. It is expected that the $7.4 million will be recouped in less than two years through salary and benefits expense savings. The plant write-downs are expected to allow the Company to dispose of or redeploy these plants without incurring additional losses and to concentrate its longer term efforts on larger plants with better economies of scale.

       Additionally, third-quarter asset write-downs of $5.6 million were recorded. The charges were principally related to miscellaneous pipeline systems and other division holdings that the Company has decided to dispose of in the near future.



OPERATING STATISTICS

       Certain operating statistics for the three- and nine-month periods ended October 31, 1994 and 1993 follow:

                                                       Three Months Ended          Nine Months Ended
                                                            October 31                  October 31
                                                      -----------------------     -----------------------
                                                         1994          1993          1994          1993
                                                      ---------     ---------     ---------     ---------
    AVERAGE DAILY VOLUMES
    Natural gas sales (Mcf) . . . . . . . . . . . .    203,900       195,700        211,200       185,900
    Crude oil and condensate sales (Bbls) . . . . .      6,200         5,900          6,500         5,900
    Natural gas liquids produced (Bbls) . . . . . .     48,900        49,200         47,200        52,500
    Pipeline throughput (Mcf) . . . . . . . . . . .    355,200       557,000        439,100       554,000

    AVERAGE SALES PRICES
    Natural gas (per Mcf) . . . . . . . . . . . . .     $ 2.65        $ 2.87         $ 2.74        $ 2.88
    Crude oil and condensate (per Bbl)  . . . . . .      16.26         16.03          15.58         17.23
    Natural gas liquids produced (per Bbl)  . . . .      11.67         11.55          11.32         12.61

    RESIDENTIAL LOTS SOLD - THE WOODLANDS . . . . .        237           271            725           676
    Average sales price . . . . . . . . . . . . . .    $40,262       $35,557        $37,989       $37,693


RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1994
COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1993

       The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                                     Segment Operating Earnings
                                                  ------------------------------------
                                                  Exploration    Transmission
                                                       and            and        Real                Pretax         Net
                                                  Production      Processing    Estate    Other*    Earnings     Earnings
                                                  -----------    ------------   ------    ------    --------     --------
NINE MONTHS ENDED OCTOBER 31, 1993  . . . .          $50.1          $38.9       $15.5     $(63.4)     $41.1       $19.1

ELIMINATE EFFECT OF FISCAL 1994 UNUSUAL
  ITEM--Deferred tax charge caused by
  increase in Federal income tax rate . . .             -              -           -          -          -         11.0
                                                     -----          -----       -----     ------      -----       -----
                                                      50.1           38.9        15.5      (63.4)      41.1        30.1
                                                     -----          -----       -----     ------      -----       -----
MAJOR INCREASES (DECREASES)
Natural gas
  Market-sensitive sales price  . . . . . .           (3.9)            -           -          -        (3.9)       (2.5)
  Market-sensitive sales volumes  . . . . .            4.5             -           -          -         4.5         2.9
  Sales under fixed-price contracts . . . .            2.6             -           -          -         2.6         1.7
Oil and condensate sales  . . . . . . . . .           (1.1)            -           -          -        (1.1)        (.7)
Oil and gas DD&A rate increase
  MEC Development, Ltd. buy-out   . . . . .           (2.1)            -           -          -        (2.1)       (1.4)
  Other   . . . . . . . . . . . . . . . . .           (8.4)            -           -          -        (8.4)       (5.5)
Gas processing
  NGL price   . . . . . . . . . . . . . . .             -           (16.5)         -          -       (16.5)      (10.7)
  Production volumes  . . . . . . . . . . .             -            (3.0)         -          -        (3.0)       (1.9)
  Reduced NGL feedstock costs due to
     Lower NGL prices   . . . . . . . . . .             -             4.5          -          -         4.5         2.9
     Lower market-sensitive gas prices  . .             -             4.2          -          -         4.2         2.7
Gas gathering and transmission  . . . . . .             -            (8.9)         -          -        (8.9)       (5.8)
Real estate . . . . . . . . . . . . . . . .             -              -          5.1         -         5.1         3.3
Interest expense incurred . . . . . . . . .             -              -           -         2.4        2.4         1.6
Capitalized interest  . . . . . . . . . . .             -              -           -        (2.9)      (2.9)       (1.9)
Other
  SAR/Bonus unit expense accruals   . . . .            2.0             .9         1.1        2.0        6.0         3.9
  One-time earnings items
     recorded in prior-year period  . . . .           (6.9)            -           -          -        (6.9)       (4.5)
  Venture capital investments   . . . . . .             -              -           -        (2.8)      (2.8)       (1.8)
  Miscellaneous   . . . . . . . . . . . . .             .4             .8          -          -         1.2          .8
Higher effective income tax rate  . . . . .             -              -           -          -          -         (1.6)
                                                     -----         ------       -----     ------     ------      ------
                                                     (12.9)         (18.0)        6.2       (1.3)     (26.0)      (18.5)
                                                     -----         ------       -----     ------     ------      ------
NINE MONTHS ENDED OCTOBER 31, 1994
  BEFORE UNUSUAL ITEMS  . . . . . . . . . .           37.2           20.9        21.7      (64.7)      15.1        11.6
                                                     -----         ------       -----     ------     ------      ------

FISCAL 1995 UNUSUAL ITEMS (see page 11)
Gains on major energy asset sales . . . . .            3.8           48.8          -          -        52.6        32.7
Restructuring charges/asset write-downs . .             -           (31.2)         -          -       (31.2)      (20.3)
Real estate asset write-downs . . . . . . .             -             -          (5.7)        -        (5.7)       (3.7)
                                                     -----         ------       -----     ------     ------      ------
                                                       3.8           17.6        (5.7)        -        15.7         8.7
                                                     -----         ------       -----     ------     ------      ------
NINE MONTHS ENDED OCTOBER 31, 1994
  AFTER UNUSUAL ITEMS   . . . . . . . . . .          $41.0         $ 38.5       $16.0     $(64.7)    $ 30.8      $ 20.3
                                                     =====         ======       =====     ======     ======      ======

_______________
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and Production Division operating earnings before unusual items declined $12.9 million during the nine months ended October 31, 1994, to $37.2 million. This occurred partly because of the nonrecurrence of one-time earnings items which added $6.9 million to the prior period's oil and gas operating earnings. Another major factor in the decline was lower prices for market-sensitive natural gas, particularly in the third quarter, and their adverse impact on the Company's DD&A rate. Despite price-related production curtailments of approximately 30,000 Mcf per day in the third quarter, average daily natural gas sales volumes rose to 211,200 Mcf from 185,900 in the comparable period of the prior year. This occurred primarily as a result of the Company's increased fiscal 1994 drilling program and to a lesser extent the buy-out of MEC Development, Ltd. effective May 1, 1993.

NATURAL GAS - MARKET-SENSITIVE SALES PRICE ($3.9 MILLION DECREASE). The Company's market-sensitive realizations averaged $1.96 per Mcf during the first nine months of fiscal 1995, down from $2.09 in the corresponding period of the prior year, reducing oil and gas operating earnings by $3.9 million. Market-sensitive natural gas prices declined sharply during fiscal 1995's third quarter due to reduced demand largely related to mild weather conditions and full storage caverns.

MARKET-SENSITIVE SALES VOLUME ($4.5 MILLION INCREASE). Sales volumes increased 23% to 104,800 Mcf per day from the prior-period's 85,100, which after related operating costs and DD&A increased operating earnings by $4.5 million. This production rise was primarily attributable to wells drilled in fiscal 1994; production from the Calhoun Unit, where the Company ceased reinjecting gas and began selling it in August 1993, and the previously mentioned MEC Development, Ltd. buy-out, which added 2,000 Mcf per day to the average volume. This increase was partially offset by the Company's decision to curtail market-sensitive production beginning in September 1994 (particularly in Limestone County) because of low prices.

NATURAL GAS - SALES UNDER FIXED-PRICE CONTRACTS ($2.6 MILLION INCREASE). Production under fixed-price contracts averaged 106,400 Mcf per day at a price of $3.51 per Mcf; such amounts were 100,800 Mcf and $3.55, respectively, during the comparable prior-year period. Almost 90% of these volumes consist of sales under a long-term contract with Natural Gas Pipeline Company of America (NGPL), which covers most of the Company's North Texas production and provides for annual increases of $.25 per MMBtu in the fixed sales price on January 1 of each year. After expiration of this contract in December 1997, it is expected that this production will be sold at the then-current prices for market-sensitive gas. The fiscal 1995 volume increase resulted largely from the partnership buy-out, which added approximately 3,800 Mcf per day to the period's volumes. The positive impact of fiscal 1995's higher production volumes and the annual price increase under the NGPL contract was largely offset by lower realizations for leasehold NGLs and the lack in fiscal 1995 of any amortization of price-related deferred contract restructuring proceeds since this amortization was completed during the prior year (such amortization added $.14 per Mcf to the prior-period's average price for sales under fixed-price contracts).

OIL AND CONDENSATE SALES ($1.1 MILLION DECREASE). The average price for oil and condensate for fiscal 1995's first nine months of $15.58 per barrel was 10% below the $17.23 realized during the comparable period of the prior year, reducing operating earnings by $2.1 million. The lower prices occurred principally during the first quarter. Partially offsetting the effect of the lower prices was an increase of 600 barrels per day in production volumes (to 6,500 barrels per day), which added $1 million to operating earnings. The production increase resulted from fiscal 1994's successful drilling program and the buy-out of MEC Development, Ltd.

OIL AND GAS DD&A RATE INCREASE ($10.5 MILLION DECREASE). The Company's DD&A rate was higher during fiscal 1995's first nine months because of the previously reported impact of the buy-out of MEC Development, Ltd. ($2.1 million) and for other reasons ($8.4 million) principally involving low third quarter market-sensitive natural gas prices and changes in the mix of the Company's reserves. Oil and gas DD&A is determined by multiplying the Company's net investment in its oil and gas properties by the percentage of aggregate future net revenues from proved reserves that were produced during the period. The Company's aggregate future net revenues were negatively impacted by the low third quarter market- sensitive gas prices and by the replacement of high-priced reserves produced under fixed-priced contracts with reserves valued at market-sensitive prices. As a result, the percentage of the remaining future net revenues produced in the fiscal 1995 period exceeded that of the prior-year period.

TRANSMISSION AND PROCESSING OVERVIEW

Transmission and Processing Division operating earnings before unusual items declined $18 million in fiscal 1995's first nine months largely because of the impact of lower NGL sales prices and a decline in earnings from gas gathering and transmission activities. NGL production volumes averaged 47,200 Bbls per day--down from 52,500 during the corresponding period of the prior year--as facilities were idled early in the year in response to inadequate margins for most plants operating principally under keep-whole processing arrangements. NGL margins improved during the second and third quarters, and certain of the larger keep-whole plants that were idle in the first quarter resumed operations.

GAS PROCESSING - NGL PRICE ($16.5 MILLION DECREASE). The average price for NGLs produced of $11.32 per barrel was $1.29 per barrel below the average for last year's first nine months, reducing operating earnings by $16.5 million. The lower prices were largely the result of lower prices for crude oil--which adversely affected NGL prices--and a soft world economy, which reduced the demand for chemical feedstocks. NGL prices improved during the third quarter, and the Company's average price for that period was above the average for the comparable prior-year period.

GAS PROCESSING - PRODUCTION VOLUMES ($3 MILLION DECREASE). NGL production volumes averaged 47,200 barrels per day, down 10% from the level of the prior-year's first nine months. As a result of the relatively high market-sensitive feedstock costs during fiscal 1995's first quarter, when NGL prices were severely depressed, most plants with keep-whole processing agreements were uneconomical to operate and accordingly were shut down during that period. Certain of these plants resumed operations in the second quarter and production volumes averaged 49,100 barrels per day during the subsequent six months, up from the first quarter's 43,200.

GAS PROCESSING - REDUCED NGL FEEDSTOCK COSTS ($8.7 MILLION INCREASE). NGL feedstock costs consist primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Feedstock costs under the latter agreements vary directly with NGL prices. Accordingly, fiscal 1995's previously mentioned lower NGL realizations caused feedstock costs under percent-of-proceeds agreements to decline, increasing operating earnings by $4.5 million.

        Similarly, feedstock costs under keep-whole agreements vary directly with market-sensitive natural gas prices. Consequently, the lower market-sensitive gas prices during the fiscal 1995 period caused feedstock costs under keep-whole processing agreements to decline, increasing operating earnings by $4.2 million.

GAS GATHERING AND TRANSMISSION ($8.9 MILLION DECREASE). Excluding the impact of lower SAR/Bonus unit expense accruals, operating earnings (exclusive of unusual items) from gas gathering and transmission activities were $8.9 million below those of the comparable prior-year period. This decline was primarily the result of lower margins on the buy/resale activities of a 45%-owned equity partnership, much of which was related to previously reported revisions effective late in the prior fiscal year of natural gas sales contracts with Texas Utilities Fuel Company (TUFCO). TUFCO's purchases under these contracts averaged 52,400 MMBtu per day during fiscal 1995's first nine months (23,600 for the Company's 45% interest), contrasted with 62,000 (27,900) during the comparable prior-year period. System volumes not sold to TUFCO were sold to other purchasers at significantly lower margins. Also contributing to this segment's operating earnings decline were reduced volumes and margins from buy/resale activities of the North Texas system. For the last several years, throughput on this system has declined because drilling activity in its service area has been too low to offset normal production declines on existing wells. This system's lower fiscal 1995 margins occurred primarily as a result of the expiration late last year of certain favorable contracts.

REAL ESTATE AND OTHER

REAL ESTATE ($5.1 MILLION INCREASE). Excluding the impact of lower SAR/Bonus unit expense accruals, Real Estate Division operating earnings before unusual items rose by $5.1 million during the fiscal 1995 period. The improvement, which was concentrated in The Woodlands, was largely due to increased profits from land and residential lot sales and improved earnings from other commercial activities.

       Operating earnings from commercial and institutional land sales in The Woodlands rose by $2 million during the first nine months of fiscal 1995 principally because of increased sales of retail sites. During that period, $2.2 million was earned from sales of five retail sites totaling 25.5 acres (including 50% of the profit on the sale to a 50%-owned partnership of a 16.3-acre site for the Cochran's Crossing Retail Center).

       Although residential activity was strong and the number of residential lots sold in The Woodlands increased by 7% (725 versus 676 in the prior-year period), operating earnings from such sales rose by only $.8 million because of a change in the sales mix. The number of lower-priced production lots sold increased by 28% both because of the sales impetus provided by fiscal 1995's rising interest rates and because such sales had been adversely affected early in the prior year by inventory shortages related to delays in the opening of the Village of Alden Bridge. Conversely, higher- priced estate and custom lot sales declined sharply in the fiscal 1995 period. This decline corresponded with a national downward trend in larger home sales as concerns about corporate restructuring and other economic factors apparently caused upper-income buyers to be more conservative in their home purchases.

       Higher earnings from other commercial activities in The Woodlands accounted for $1.3 million of the increase in real estate operating earnings. Several factors contributed to this increase, including greater corporate conference activity at The Woodlands Executive Conference Center and Resort and larger earnings from office and research/technology buildings.

INTEREST EXPENSE INCURRED. Interest expense incurred during the nine months ended October 31, 1994 was $2.4 million below that of the prior-year period principally due to a decline in the Company's effective interest rate (to 7.38% from 7.75%). This was caused by a decline of 2% in the average cost of fixed-rate debt, which occurred because of the refunding in February 1994 of $200 million of 11 1/4% Senior Notes with proceeds from January 1994 sales of $250 million of 6 3/4% Senior Notes and $100 million of 5.10% Senior Notes. Excess proceeds were used to pay down outstanding borrowings under the Company's bank credit agreements. The beneficial impact of the senior note refunding was partially offset by a decline (from 37% to 19%) in the percentage of the Company's debt that is lower-cost floating-rate debt, a rise in short-term (variable) interest rates and a $10.7 million increase in the Company's average debt balance. Principally as a result of the receipt of proceeds from major energy asset sales, the current year's average debt balance for the full year is expected to be below the prior-year's average.

CAPITALIZED INTEREST. This unfavorable earnings variance was the result of a decline in the average energy and real estate asset balances subject to capitalization and, to a lesser extent, a lower effective interest rate.

SAR/BONUS UNIT EXPENSE ACCRUALS ($6.0 MILLION INCREASE). During the first nine months of fiscal 1995, $1.3 million in SAR/Bonus unit accrual reversals were recorded as the average market price of the Company's common stock declined $3.56 per share. Conversely, in the prior-year period, expense accruals of $4.7 million were recorded as the average stock price rose by $6.50 per share. The impact of stock price changes was less in fiscal 1995 because substantially fewer units were outstanding.

ONE-TIME EARNINGS ITEMS RECORDED IN PRIOR-YEAR PERIOD ($6.9 MILLION DECREASE). One-time items added $6.9 million to the oil and gas operating earnings of the prior-year's first and second quarters. During last year's second quarter, the Company recognized certain natural gas revenues ($3.9 million) which previously had been deferred because of future obligations for which the Company was no longer liable and recorded a gain of $1.1 million on the sale of certain Exploration and Production Division assets. During the first quarter of fiscal 1994, a $1.9 million contingent liability related to contractual matters--which had been recorded several years earlier--was reversed when it was determined that it was no longer needed.

VENTURE CAPITAL INVESTMENTS ($2.8 MILLION DECREASE). The Company has venture capital investments in certain companies (many of which are located in The Woodlands' Research Forest), several of which have gone public during the last two years. In accordance with industry practice, these investments are carried at estimated fair values. Because of sharp declines in the stock market prices for start-up biotechnology companies, the estimated values of these investments declined substantially in fiscal 1995, and charges of $.8 million and $1 million, respectively, were recorded during fiscal 1995's second and third quarters. Conversely, unrealized appreciation of $1 million was recognized during the third quarter of fiscal 1994 because of increases in the estimated values of these investments.


RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1994
COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1993

       The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                                       Segment Operating Earnings
                                                  ------------------------------------
                                                  Exploration    Transmission
                                                       and            and        Real                Pretax         Net
                                                  Production      Processing    Estate    Other*    Earnings     Earnings
                                                  -----------    ------------   ------    ------    --------     --------
THREE MONTHS ENDED OCTOBER 31, 1993 . . . .          $15.6          $ 8.9       $ 6.0     $(19.5)     $11.0       $(2.0)

ELIMINATE EFFECT OF FISCAL 1994 UNUSUAL
  ITEM--Deferred tax charge caused by
  increase in Federal income tax rate . . .            -              -           -          -          -          11.0
                                                     -----          -----        ----     ------      -----       -----
                                                      15.6            8.9         6.0      (19.5)      11.0         9.0
                                                     -----          -----        ----     ------      -----       -----
MAJOR INCREASES (DECREASES)
Natural gas
  Market-sensitive natural gas sales price.           (4.4)            -           -          -        (4.4)       (2.9)
  Sales under fixed-price contracts . . . .            1.6             -           -          -         1.6         1.0
Oil and gas DD&A rate
  increase (see page 18)  . . . . . . . . .           (4.0)            -           -          -        (4.0)       (2.6)
Gas processing
  NGL price   . . . . . . . . . . . . . . .             -              .5          -          -          .5          .3
  Reduced feedstock costs due to
      lower market-sensitive gas prices . .             -             4.0          -          -         4.0         2.6
Gas gathering and transmission  . . . . . .             -            (2.6)         -          -        (2.6)       (1.7)
Venture capital investments (see above) . .             -              -           -        (2.0)      (2.0)       (1.3)
Other . . . . . . . . . . . . . . . . . . .             .8             .3          .3         -         1.4          .9
Higher effective income tax rate  . . . . .             -              -           -          -          -         (1.1)
                                                     -----          -----        ----     ------      -----       -----
                                                      (6.0)           2.2          .3       (2.0)      (5.5)       (4.8)
                                                     -----          -----        ----     ------      -----       -----
THREE MONTHS ENDED OCTOBER 31, 1994
  BEFORE UNUSUAL ITEMS  . . . . . . . . . .            9.6           11.1         6.3      (21.5)       5.5         4.2
                                                     -----          -----        ----     ------      -----       -----
FISCAL 1995 UNUSUAL ITEMS (see page 11)
Gains on major energy asset sales . . . . .            -             19.0         -          -         19.0        11.7
T&P asset write-downs . . . . . . . . . . .            -             (5.6)        -          -         (5.6)       (3.6)
Real estate asset write-downs . . . . . . .            -              -          (5.6)       -         (5.6)       (3.7)
                                                     -----          -----        ----     ------      -----       -----
                                                       -             13.4        (5.6)       -          7.8         4.4
                                                     -----          -----        ----     ------      -----       -----
THREE MONTHS ENDED OCTOBER 31, 1994
  AFTER UNUSUAL ITEMS   . . . . . . . . . .          $ 9.6          $24.5        $ .7     $(21.5)     $13.3       $ 8.6
                                                     =====          =====        ====     ======      =====       =====

_______________
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and Production operating earnings for fiscal 1995's third quarter were $6 million below those of the comparable prior-year period due to lower market-sensitive natural gas prices. Overall, the Company's average sales price declined 8% to $2.65 per Mcf from the prior-year period's $2.87. Despite price-related curtailments, daily natural gas sales volumes averaged 203,900, up 4% from the 195,700 of the comparable period of the prior year.

NATURAL GAS - MARKET-SENSITIVE SALES PRICE ($4.4 MILLION DECREASE). This earnings decline was due to a decline in the Company's average realizations for market-sensitive natural gas to $1.70 per Mcf from $2.20 per MCF in the prior-year period. Market-sensitive natural gas prices have been depressed in recent months because of reduced demand largely attributable to mild weather conditions and full storage caverns. Because of the low prices, the Company curtailed certain production beginning in September. Even with the curtailments, however, year-to-year production volumes rose slightly because of last year's successful drilling program.

NATURAL GAS - SALES UNDER FIXED-PRICE CONTRACTS ($1.6 MILLION INCREASE). Production under fixed-price contracts during the current quarter averaged 106,900 Mcf per day at a price of $3.50 per Mcf; such amounts during the fiscal 1994's third quarter were 102,200 and $3.49, respectively. The Company's North Texas production during the prior-year period was adversely affected by a 13-day shut-down for scheduled pipeline maintenance in August 1993, the effect of which was partially offset by higher-than-normal deliveries after the shut-down.


TRANSMISSION AND PROCESSING OVERVIEW

Transmission and Processing operating earnings before unusual items rose $2.2 million during the third quarter of fiscal 1995 largely because of improved operating earnings from gas processing operations. Lower NGL feedstock costs and slightly higher NGL sales prices were the primary causes of this increase.

GAS PROCESSING - NGL PRICE ($.5 MILLION INCREASE). The average price for NGLs produced of $11.67 per barrel was $.12 per barrel above the average for the same period of the prior year, increasing operating earnings by $.5 million.

GAS PROCESSING - REDUCED FEEDSTOCK COSTS DUE TO LOWER MARKET-SENSITIVE GAS PRICES ($4.0 MILLION INCREASE). Feedstock costs under most of the Company's keep-whole processing agreements are directly affected by market-sensitive natural gas prices. Accordingly, the previously mentioned sharply lower prices for market-sensitive natural gas in fiscal 1995's third quarter caused these costs to decline, thereby increasing operating earnings by $4 million.

GAS GATHERING AND TRANSMISSION ($2.6 MILLION DECREASE). This unfavorable earnings comparison was primarily due to lower fiscal 1995 volumes and margins for the Company's North Texas system (see page 19) and lower transportation revenues during this period as producers curtailed their production in response to low gas prices.

                          Part II - Other Information




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             12    Computation of ratio of earnings to fixed charges

     (b) No reports were filed on Form 8-K during the three-month period ended October 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                                   (Registrant)




Dated:  December 14, 1994               By        /s/ Philip S. Smith
                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer

                               Index to Exhibits


Exhibit 12      Computation of ratio of earnings to fixed charges

Exhibit 27      Financial Data Schedule