Form 10-K
period 1995-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1995-04-21
CIK 311995

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

          [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1995
                                       OR
        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of each exchange
    Title of each class                                   on which registered
    -------------------                                  ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of voting stock held by nonaffiliates of the registrant at
                 March 31, 1995 was approximately $152,655,000

             Shares of common stock outstanding at March 31, 1995:
                              Class A - 23,207,425
                              Class B - 28,815,124

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the indicated parts of this report:

Annual Report to Stockholders for the fiscal year ended
January 31, 1995 - Parts I and II.

Definitive Proxy Statement to be filed within 120 days after January 31, 1995 - Part III.

================================================================================

                                     PART I

ITEM 1 - BUSINESS

      Except for a discussion of competition, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the fiscal year ended January 31, 1995 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                          PAGE
       --------------------------------------                                                   ------------
                                                                                                   Inside
       The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Front Cover
       Energy Operations - Exploration and Production Division  . . . . . . . . . . . . . . .    10-14, 16
       Energy Operations - Gas Services Division  . . . . . . . . . . . . . . . . . . . . . .      17 - 20
       Real Estate Division . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24-28, 30
       Notes to Consolidated Financial Statements
          Note 10:  Segment Information . . . . . . . . . . . . . . . . . . . . . . . . . . .      62 - 64

Competition

       The Registrant is a holding company which conducts all of its operations through its subsidiaries, collectively referred to as "the Company." The Company is one of the nation's largest independent oil and gas producers and is a leading real estate developer in the Houston-Galveston area. Its energy-related operations include the exploration for and production of natural gas and crude oil, production of natural gas liquids (NGLs) and the operation of gas gathering systems. The Company has substantial real estate holdings, mostly within a 50-mile radius of Houston, Texas.

       Within its energy businesses, the Company competes with many companies that have substantially larger financial and other resources or whose operations are more fully integrated than the Company's. The oil and gas industry is highly competitive. There is competition within the industry and also with other industries in supplying the fuel and energy needs of commerce, industry and individuals. Due to relatively higher domestic finding costs and continued unfavorable price levels for oil and gas, many energy companies have chosen in recent years to focus on international activities and to reduce or eliminate their U.S. operations. However, the Company intends to retain its domestic focus and hopes to benefit from lessened competition for prospects and the availability of opportunities for producing property acquisitions. From a competitive standpoint, those focusing on international activities have chosen to seek potentially more prolific opportunities in areas where operations generally are subject to much greater political risk and other uncertainties. Alternatively, the Company has chosen to limit these risks by continuing to operate only in the U.S. Also, the Company's operations and cash flows benefit from the fact that almost one-half of its natural gas production is sold at prices well above those that are available currently for market-sensitive production under a contract extending through December 31, 1997.

       The Company owns or has interests in numerous natural gas processing plants located in Texas, Oklahoma and New Mexico, and it ranked 13th in daily domestic NGL production in calendar 1993. The Company also has fractionating equipment at several of its processing plants and owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company has entered the downstream business through its one-third interest in a partnership which constructed a plant at Mont Belvieu, Texas, to produce methyl tertiary butyl ether (MTBE), an oxygenate used in the production of environmentally cleaner gasoline. The plant, which has a design capacity of 12,500 barrels per day, began start-up operations during the summer of 1994.

       The Company owns or has interests in natural gas gathering systems located in Texas with an overall length of nearly 4,600 miles. These systems, which tend to be regional systems operating in highly competitive local markets, intersect with numerous pipeline systems enabling the Company to buy, sell, transport and exchange gas with other pipeline operators.

       The Company's largest real estate development project is The Woodlands, a 25,000-acre master-planned community with a population approaching 42,000. During each of the last five years, The Woodlands ranked first among Houston's residential communities in new home sales. The Woodlands Mall, a million-square-foot regional shopping center, held its grand opening in October 1994. The Company believes the new mall will be a catalyst for additional commercial land sales and will enhance residential and commercial land values in The Woodlands. The number of residential communities competing for new home buyers in the Houston area is expected to increase, resulting in a reduced market share (based on the percentage of new homes sold) for the master-planned communities. However, with the related expansion in the size of the overall market, the Company anticipates that it will be able to maintain its residential unit sales volume near the level achieved in recent years. Several of the Houston area master-planned communities are owned by companies having substantially greater financial resources than the Company.

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

Insurance

       The Company's business is subject to all the operating risks normally associated with exploration and production of natural gas and oil; extraction of natural gas liquids from natural gas streams; natural gas gathering and transportation; development of real estate and operation of commercial and recreational facilities. Such risks include well blow-out, fire and explosion, pollution, flood and other naturally and unnaturally occurring events which could result in the damage to or destruction of assets owned by the Company or third parties and the injury of employees and other persons. The Company, following practices customary within the industries in which it operates, maintains insurance coverage against most, but not all, these operating risks as protection against financial loss and believes it is adequately insured against public liability claims and physical damage losses. Losses and liabilities, to the extent not covered by insurance, could reduce the Company's revenues and increase its costs.

ITEM 2 - PROPERTIES

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                          PAGE
       --------------------------------------                                                   ------------
       Energy Operations - Exploration and Production Division  . . . . . . . . . . . . . . .    10-14, 16
       Energy Operations - Gas Services Division  . . . . . . . . . . . . . . . . . . . . . .      17 - 20
       Real Estate Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24-28, 30
       Operating Statistics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36
       Supplemental Oil and Gas Information . . . . . . . . . . . . . . . . . . . . . . . . .      69 - 72


OTHER OIL AND GAS RELATED DATA

       The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                                               Year Ended January 31
                                                                         ---------------------------------
                                                                           1995       1994(a)     1993(a)
                                                                         --------    ---------   ---------
Combined natural gas, crude oil and condensate
   production (thousand cubic feet per day)(b)  . . . . . . . . .         252,000      228,000     186,000
Average production cost per
   equivalent thousand cubic feet   . . . . . . . . . . . . . . .          $ .70        $ .75       $ .88

- ---------------------------
(a) Includes equity partnership interests.
(b) Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas based on relative sales value.


UNDEVELOPED ACREAGE                                                                           Earliest Material
At January 31, 1995                                                                             Expiration(a)
                                                                                             ------------------
                                    Gross         Net         Concentration           %       Net     Calendar
    Location                        Acres        Acres       (County or Area)        (b)     Acres      Year
    --------                       -------      -------    ---------------------    ----    -------   ---------
    Texas   . . . . . . . . .      202,600      143,200      North Texas              48     69,200     1995
    South Dakota  . . . . . .       84,100       24,100      Butte                   100      6,600     1999
    Utah  . . . . . . . . . .       75,300       47,300      Uintah                  100     16,100     1995
    Ohio  . . . . . . . . . .       67,900       67,600      Lawrence                 66     26,000     1995
    New Mexico  . . . . . . .       64,500       58,300      Eddy, Lea                92     15,600     1996
    Kansas  . . . . . . . . .       21,700       21,500      Jackson, Osage          100     15,700     1996
    Colorado  . . . . . . . .       21,200       19,000      Moffat, Rio Blanco       69      7,000     1996
    Other (c)   . . . . . . .       62,500       45,500
                                 ---------    ---------
    Total undeveloped acreage      599,800      426,500
    Producing acreage   . . .      809,600      607,400
                                 ---------    ---------
    Total acreage   . . . . .    1,409,400    1,033,900
                                 =========    =========

- --------------------------
(a) Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c) Includes Alabama, Arkansas, Louisiana, Michigan, Mississippi, Montana Nebraska, New York, Oklahoma, Pennsylvania, West Virginia and Wyoming.

DRILLING ACTIVITY (a)
For the year ended January 31

                                                Exploratory            Development             Total
                                             ------------------    ------------------    ------------------
    Well Completions               Total     Oil    Gas     Dry    Oil     Gas    Dry    Oil     Gas    Dry
- -------------------------          -----     ---    ---     ---    ---     ---    ---    ---     ---    ---
Gross Wells--1995
  Texas
    North Texas   . . . . . . .       70       1      6       -      4      58      1      5      64      1
    East Central Texas  . . . .       19       -      -       1      -      18      -      -      18      1
    Gulf Coast  . . . . . . . .       13       -      3       1      -       7      2      -      10      3
    West Texas  . . . . . . . .        2       -      -       -      1       1      -      1       1      -
  New Mexico  . . . . . . . . .       15       1      2       -     11       -      1     12       2      1
  Colorado  . . . . . . . . . .        4       -      -       1      -       3      -      -       3      1
  Other (b)   . . . . . . . . .        9       2      -       2      2       1      2      4       1      4
                                    ----     ---   ----    ----    ---     ---    ---    ---     ---    ---
  Total (c)   . . . . . . . . .      132       4     11       5     18      88      6     22      99     11
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====

Net Wells
  1995  . . . . . . . . . . . .    109.7     2.2    8.0     2.9   10.2    80.5    5.9   12.4    88.5    8.8
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====
  1994 (d)  . . . . . . . . . .    121.4     4.5    5.8    12.0   17.1    77.1    4.9   21.6    82.9   16.9
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====
  1993 (d)  . . . . . . . . . .     77.6     2.0    3.1     7.8   18.4    39.2    7.1   20.4    42.3   14.9
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====

- ---------------------------
(a) Excludes service wells.
(b) Mississippi, New York, Ohio and Pennsylvania.
(c) An additional 35 wells (28.5 net wells) were in the process of being drilled or completed on January 31, 1995.
(d) Includes equity partnership interests.



ITEM 3 - LEGAL PROCEEDINGS

       Information required by this item is incorporated by reference from Note 7 of Notes to Consolidated Financial Statements on page 60 of the Annual Report to Stockholders.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of fiscal 1995, no matter was submitted to a vote of security holders, either through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following is a list of the executive officers of the Company as of April 1, 1995.

                                                                                                            Held a
                                                                                                           Position
                                                                                                           Continu-
                                                                                                             ously
        Name                                 Position                                    Age                 Since
        ----                                 --------                                    ---               ---------
George P. Mitchell             Chairman and Chief Executive Officer                       75                 1946
Bernard F. Clark               Vice Chairman                                              73                 1956
W. D. Stevens                  President and Chief Operating Officer                      60                 1994
Roger L. Galatas               Senior Vice President, Real Estate Division                59                 1979
Philip S. Smith                Senior Vice President and Chief Financial Officer          58                 1980
Allen J. Tarbutton, Jr.        Senior Vice President, Gas Services Division               56                 1974
Thomas P. Battle               Senior Vice President,                                     52                 1982
                               General Counsel and Secretary

       All of the executive officers were elected at a Board of Directors meeting held on June 29, 1994 for a term of one year, or until their respective successors are qualified.

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

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Quarterly Stock Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47

       Corporate Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      77

The numbers of holders of Class A Common Stock and of Class B Common Stock at March 31, 1995 were 2,514 and 2,505, respectively. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 9,000 holders of each class of its common stock.


ITEM 6 - SELECTED FINANCIAL DATA

       Information required by this item is incorporated by reference from pages 73 and 74 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information provided under the following captions: Revenues, earnings before extraordinary item and cumulative effect of change in accounting method, net earnings, earnings before extraordinary item and cumulative effect of change in accounting method per common share, net earnings per common share, cash dividends per common share, ratio of earnings to fixed charges, total assets and long-term debt for the fiscal years 1991 through 1995.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

       Information required by this item is incorporated by reference from pages 31 through 45 of the Annual Report to Stockholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   48 - 51
       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   52 - 67
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .      68
       Supplemental Oil and Gas Information (unaudited) . . . . . . . . . . . . . . . . . . .   69 - 72
       Quarterly Financial Data (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .      46

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

       No Form 8-K's were filed by the Registrant during its fiscal years ended January 31, 1995 and 1994 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1995 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 6 of this Form 10-K for information regarding Executive Officers of the Registrant.



ITEM 11 - EXECUTIVE COMPENSATION

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1995, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1995, under the caption "Voting Securities and Principal Holders Thereof."



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1995, under the caption "Certain Transactions."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Quarterly Financial Data (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .      46
       Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48
       Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .      49
       Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . . . .      50
       Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . .      51
       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   52 - 67
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .      68
       Supplemental Oil and Gas Information (unaudited) . . . . . . . . . . . . . . . . . . .   69 - 72


FINANCIAL STATEMENT SCHEDULES

                                                                                                  Page
                                                                                                  ----
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .     S-1

       Schedule I - Condensed Financial Information of the Registrant . . . . . . . . . . . .     S-2
                    at January 31, 1995 and 1994 and for the Years  . . . . . . . . . . . . .     thru
                    Ended January 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . .     S-6

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

 4(a) The senior indenture dated August 1, 1991 by and between Mitchell Energy & Development Corp., as Borrower, and First City, Texas - Houston, National Association (succeeded by Texas Commerce Bank), as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-42340.

 4(b) The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Borrower, and NationsBank of Texas, National Association, as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-61070. The first supplement to the senior indenture dated January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994. The second supplement to the senior indenture dated January 20, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 20, 1994.

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

The following exhibits 10(b) through 10(m) filed under paragraph 10 of Item 601 of Regulation S-K are the Company's management contracts and compensation plans or arrangements.

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

10(d) 1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992. An amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993.

10(e) Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1994.

10(f) Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(g) of the annual report on Form 10-K dated January 31, 1994.

10(g) Deferred compensation/supplementary life insurance arrangement between the Registrant and certain of its executive officers is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated Janu-ary 31, 1992.

10(h) The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated January 31, 1991.

10(i) Employment agreement between the Registrant and W. D. Stevens dated January 3, 1994 is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated January 31, 1994.

10(j) Severance compensation contract dated April 16, 1992 between the Registrant and Roger L. Galatas is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated January 31, 1993.

10(k) Severance compensation contract dated October 31, 1991 between the Registrant and Philip S. Smith is incorporated as an exhibit to this report by reference to exhibit 10(k) of the annual report on Form 10-K dated January 31, 1993.

10(l) Severance compensation contract dated April 16, 1992 between the Registrant and Allen J. Tarbutton, Jr. is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form 10-K dated January 31, 1993.

10(m) A written description (in lieu of a formal document) describing the Registrant's commitment to underwrite a life insurance policy for the benefit of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1993.

12            Computation of Ratio of Earnings to Fixed Charges.

13            Annual Report to Stockholders for the fiscal year ended January
              31, 1995.

21            List of Subsidiaries as of January 31, 1995.

23            Consent of Independent Public Accountants.

27            Financial Data Schedules

99(a) Annual Report on Form 11-K for the fiscal year ended January 31, 1995 of Mitchell Energy & Development Corp. Thrift and Savings Plan.

99(b) Annual Report on Form 11-K for the fiscal year ended January 31, 1995 of MND Hospitality, Inc. Thrift and Savings Plan.


REPORTS FILED ON FORM 8-K

   No reports were filed on Form 8-K during the quarter ended January 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.


              /s/ George P. Mitchell                                  April 11, 1995
- ------------------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



               /s/ George P. Mitchell                                 April 11, 1995
- ------------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer



               /s/ Bernard F. Clark                                   April 11, 1995
- ------------------------------------------------------
          Bernard F. Clark, Vice Chairman



                 /s/ W. D. Stevens                                    April 11, 1995
- ------------------------------------------------------
        W. D. Stevens, Director, President
            and Chief Operating Officer



                 /s/ Philip S. Smith                                  April 11, 1995
- ------------------------------------------------------
      Philip S. Smith, Senior Vice President -
      Administration, Chief Financial Officer
        and Principal Accounting Officer



                /s/ Robert W. Baldwin                                 April 11, 1995
- ------------------------------------------------------
            Robert W. Baldwin, Director



               /s/ William D. Eberle                                  April 11, 1995
- ------------------------------------------------------
            William D. Eberle, Director

                /s/ Shaker A. Khayatt                             April 11, 1995
- ------------------------------------------------------
            Shaker A. Khayatt, Director



                   /s/ Ben F. Love                                April 11, 1995
- ------------------------------------------------------
               Ben F. Love, Director



                /s/ Walter A. Lubanko                             April 11, 1995
- ------------------------------------------------------
            Walter A. Lubanko, Director



                 /s/ J. Todd Mitchell                             April 11, 1995
- ------------------------------------------------------
             J. Todd Mitchell, Director



                 /s/ M. Kent Mitchell                             April 11, 1995
- ------------------------------------------------------
             M. Kent Mitchell, Director




- ------------------------------------------------------
            Michael B. Morris, Director



               /s/ Raymond L. Watson                              April 11, 1995
- ------------------------------------------------------
            Raymond L. Watson, Director




- ------------------------------------------------------
           J. McDonald Williams, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mitchell Energy & Development Corp.:


        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Mitchell Energy & Development Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 7, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for oil and gas producing activities as discussed in Note 1 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 on page 9 is the responsibility of the Company's management and is presented for purposes of complying with rules of the Securities and Exchange Commission, and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                        ARTHUR ANDERSEN LLP

Houston, Texas
April 7, 1995

             Mitchell Energy & Development Corp. and Subsidiaries
                       SCHEDULE I - CONDENSED FINANCIAL
                 INFORMATION OF THE REGISTRANT -- PAGE 1 OF 5

================================================================================

                      Mitchell Energy & Development Corp.
                           CONDENSED BALANCE SHEETS
                           January 31, 1995 and 1994

                                (in thousands)


                                                                                   1995             1994
                                                                                -----------      -----------
                                                                                                   Restated
      ASSETS
      Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     2,056      $     2,128
      Investment in consolidated subsidiaries,
        at cost plus equity in undistributed earnings   . . . . . . . . . . .       469,038          450,753
      Advances to subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .       710,592          927,238
      Deferred income taxes (Note C)  . . . . . . . . . . . . . . . . . . . .         1,018            2,946
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .         4,570            5,247
      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           157               81
                                                                                -----------      -----------
                                                                                $ 1,187,431      $ 1,388,393
                                                                                ===========      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   $     9,051      $    21,365
      Long-term debt (Note D) . . . . . . . . . . . . . . . . . . . . . . . .       700,000          900,000
      Deferred credits and other liabilities  . . . . . . . . . . . . . . . .         3,350            3,791
      Commitments and contingencies (Note E)
      Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .       475,030          463,237
                                                                                -----------      -----------
                                                                                $ 1,187,431      $ 1,388,393
                                                                                ===========      ===========

================================================================================

                      Mitchell Energy & Development Corp.
                       CONDENSED STATEMENTS OF EARNINGS
             For the Years Ended January 31, 1995, 1994 and 1993

                   (in thousands except per share amounts)



                                                                        1995           1994           1993
                                                                      --------       --------       --------
                                                                                            Restated
      EQUITY IN NET EARNINGS OF SUBSIDIARIES  . . . . . . . . . . .   $ 45,785       $ 24,642       $ 28,502
                                                                      --------       --------       --------

      OTHER (INCOME) EXPENSE
      Interest expense--third parties . . . . . . . . . . . . . . .     55,597         55,060         53,930
      Interest income on subsidiary advances  . . . . . . . . . . .    (56,353)       (55,816)       (54,735)

      General and administrative expense (Note F) . . . . . . . . .        -              -              -
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .        524            895          2,127
      Income tax benefit (Note C) . . . . . . . . . . . . . . . . .        203           (101)           (73)
                                                                      --------       --------       --------
                                                                           (29)            38          1,249
                                                                      --------       --------       --------
      NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . .   $ 45,814       $ 24,604       $ 27,253
                                                                      ========       ========       ========

      EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . .      $ .87          $ .48          $ .58
                                                                         =====          =====          =====


- ---------------------------
The accompanying notes are an integral part of these condensed financial statements.


             Mitchell Energy & Development Corp. and Subsidiaries
                       SCHEDULE I - CONDENSED FINANCIAL
                 INFORMATION OF THE REGISTRANT -- PAGE 2 OF 5

================================================================================

                      Mitchell Energy & Development Corp.
                      CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended January 31, 1995, 1994 and 1993

                                (in thousands)


                                                                           1995            1994           1993
                                                                         ---------      ---------      ---------
                                                                                              Restated
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  45,814      $  24,604      $  27,253
Adjustments to reconcile net earnings
   to cash provided by operating activities
    Equity in net earnings of subsidiaries  . . . . . . . . . . . . . .    (45,785)       (24,642)       (28,502)
    Dividends from consolidated subsidiaries  . . . . . . . . . . . . .     30,000         57,500         30,000
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .      1,939            (13)         1,404
    Changes in operating assets and liabilities . . . . . . . . . . . .     (5,758)        (2,932)         4,762
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        457          1,692          1,440
                                                                         ---------      ---------      ---------
   Cash provided by operating activities  . . . . . . . . . . . . . . .     26,667         56,209         36,357
                                                                         ---------      ---------      ---------
INVESTING ACTIVITIES
Investments in subsidiaries . . . . . . . . . . . . . . . . . . . . . .     (2,500)      (153,700)          (951)
Advances (to) from subsidiaries, net  . . . . . . . . . . . . . . . . .    216,646       (349,240)      (107,233)
                                                                         ---------      ---------      ---------
   Cash provided by (used for) investing activities . . . . . . . . . .    214,146       (502,940)      (108,184)
                                                                         ---------      ---------      ---------
FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . .        -          350,000        350,000
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (200,000)           -         (250,000)
Stock issuance proceeds . . . . . . . . . . . . . . . . . . . . . . . .        -          123,429            -
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,738)       (25,942)       (20,097)
Senior note issuance costs  . . . . . . . . . . . . . . . . . . . . . .       (320)        (2,431)        (4,249)
Debt prepayment premium . . . . . . . . . . . . . . . . . . . . . . . .     (6,420)           -              -
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . .     (7,635)           -           (4,347)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        364          1,960            520
                                                                         ---------      ---------      ---------
   Cash provided by (used for) financing activities . . . . . . . . . .   (240,749)       447,016         71,827
                                                                         ---------      ---------      ---------

CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .         64            285            -

CASH AND CASH EQUIVALENTS, beginning of year  . . . . . . . . . . . . .        286              1              1
                                                                         ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year  . . . . . . . . . . . . . . . .  $     350      $     286      $       1
                                                                         =========      =========      =========



___________________________
The accompanying notes are an integral part of these condensed financial statements.

             Mitchell Energy & Development Corp. and Subsidiaries
                       SCHEDULE I - CONDENSED FINANCIAL
                 INFORMATION OF THE REGISTRANT -- PAGE 3 OF 5

================================================================================

                      Mitchell Energy & Development Corp.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JANUARY 31, 1995, 1994 AND 1993


(A) General. The accompanying condensed financial statements of Mitchell Energy & Development Corp. (MEDC) should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Stockholders of Mitchell Energy & Development Corp. and subsidiaries (the Company) for fiscal 1995, which is filed as an exhibit to this annual report on Form 10-K. For information regarding the components of and an analysis of the activity in stockholders' equity, refer to the Consolidated Statements of Stockholders' Equity included in the Company's Annual Report to Stockholders. For information regarding the issuance of Class B shares in fiscal 1994, the reclassification of MEDC's common stock in fiscal 1993 and the Company's stock option and bonus unit plans, see Notes 8 and 11 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders. Also, see Note 5 for information regarding extraordinary losses from early debt retirements recorded in fiscal 1994 and fiscal 1993 and Note 12 for the cumulative effect of a change in accounting methods for postretirement benefits recorded in fiscal 1993. These charges reduced the reported equity in net earnings of subsidiaries for fiscal 1994 by $5,426,000 and for fiscal 1993 by $7,251,000 and $10,551,000, respectively.

(B)    Accounting Change By Subsidiary.   During the fourth quarter of fiscal
1995, MND Energy Corporation, a wholly-owned subsidiary of MEDC, changed its method of accounting for oil and gas producing activities from the full cost to the successful efforts method, for which the Financial Accounting Standards Board has a stated preference. Management concluded that the successful efforts method will more timely measure the results of a new exploration strategy initiated by that company as well as make reported financial results more comparable to those of other oil and gas producers, most of whom use this method. Prior-year financial statements, including all applicable information contained herein, have been retroactively restated to give effect to the change. As a result of this accounting change, MEDC's equity in net earnings of subsidiaries was increased by $22,344,000 ($.42 per share) in fiscal 1995; $4,917,000 ($.09 per share) in fiscal 1994 and $8,766,000 ($.19 per share) in fiscal 1993. In addition, as of February 1, 1992, MEDC's investment in consolidated subsidiaries and its retained earnings were each reduced by $302,400,000.

(C) Income Taxes. MEDC is included in the consolidated tax return of the Company. As the parent company, MEDC allocates to its subsidiaries amounts equal to the income taxes that the subsidiaries would pay or receive as a refund if separate returns were filed.

(D) Long-term Debt. A summary of outstanding long-term debt at January 31, 1995 and 1994 follows (in thousands):

      UNSECURED SENIOR NOTES                       1995          1994
                                                 --------      --------
      5.10%, due February 15, 1997  . . . . . .  $100,000      $100,000
      8%, due July 15, 1999   . . . . . . . . .   100,000       100,000
      9 1/4%, due January 15, 2002  . . . . . .   250,000       250,000
      6 3/4%, due February 15, 2004   . . . . .   250,000       250,000
      11 1/4% (redeemed in February 1994)   . .       -         200,000
                                                 --------      --------
                                                 $700,000      $900,000
                                                 ========      ========

             Mitchell Energy & Development Corp. and Subsidiaries
                       SCHEDULE I - CONDENSED FINANCIAL
                 INFORMATION OF THE REGISTRANT -- PAGE 4 OF 5

================================================================================

       On February 25, 1994, MEDC redeemed its $200,000,000 of 11 1/4% Senior Notes Due 1999 using a portion of the proceeds of January 1994 offerings of $250,000,000 of 6 3/4% Senior Notes Due 2004 and $100,000,000 of 5.10% Senior
Notes Due 1997. This redemption was completed at a price of 103.21% of principal, and the expensing of this premium and related unamortized debt issuance costs resulted in an extraordinary charge of $5,426,000 (after tax benefit of $2,921,000), which was recorded in January 1994 when the debt was called. Because all proceeds of senior note borrowings are advanced to the operating subsidiaries and all the costs of such indebtedness are rebilled to the subsidiaries, the extraordinary charge was allocated to MEDC's subsidiaries.

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

       The Company's senior notes have no sinking fund requirements and are not redeemable prior to their respective maturity dates. The senior note indentures contain certain restrictions which, among other things, limit cash dividend payments and additional borrowings, restrict the sale or lease of certain assets and limit MEDC's right to consolidate or merge with other companies. Retained earnings available for the payment of cash dividends totaled $75,030,000 at January 31, 1995.

       Certain loan agreements of MEDC's subsidiaries limit the amount of cash advances and dividends that can be paid to MEDC. At January 31, 1995, transfers to MEDC of approximately $1,030,000,000 were available under these agreements.

(E) Debt Guarantees. At January 31, 1995, MEDC was contingently liable for the repayment of approximately $166,000,000 in outstanding debt of subsidiaries and certain of their equity investees. Also, MEDC had contingent liabilities at that date totaling approximately $4,700,000, consisting principally of debt guarantees for nonprofit institutions located in The Woodlands.

(F) General and Administrative Expense Allocation. General and administrative expense in the Condensed Statements of Earnings is net of amounts charged to subsidiaries of $42,225,000; $43,222,000 and $41,398,000 in fiscal 1995, 1994 and 1993. Such costs are allocated based on estimates of time spent and benefits derived by the subsidiaries from the services provided.

             Mitchell Energy & Development Corp. and Subsidiaries
                       SCHEDULE I - CONDENSED FINANCIAL
                 INFORMATION OF THE REGISTRANT -- PAGE 5 OF 5

================================================================================

(G) Statements of Cash Flows. Short-term investments with a maturity of three months or less are considered to be cash equivalents. Interest paid totaled $55,180,000; $53,625,000 and $52,754,000 during the years ended January 31, 1995, 1994 and 1993. Income taxes paid during these same periods totaled $6,877,000; $12,240,000 and $5,935,000. There were no significant non-cash investing or financing activities during the three-year period ended January 31,1995.

(H) Financial Instruments. Based on quoted market prices, the aggregate fair value of MEDC's long-term debt was $674,347,000 at January 31, 1995 (compared with an aggregate balance sheet carrying value of $700,000,000). The carrying amounts of MEDC's other on-balance-sheet financial instruments approximate their fair values. The aggregate cost to terminate MEDC's off-balance-sheet financial instruments is not material. MEDC has no direct involvement with derivative financial instruments.

             MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                             EXHIBITS TO FORM 10-K



                   For the Fiscal Year Ended January 31, 1995

             MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit
Number                                          Description
- -------                                         -----------

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

  4(a) The senior indenture dated August 1, 1991 by and between Mitchell Energy & Development Corp., as Borrower, and First City, Texas-Houston, National Association (succeeded by Texas Commerce Bank), as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-42340.

  4(b) The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Borrower, and NationsBank of Texas, National Association, as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-61070. The first supplement to the senior indenture dated January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994. The second supplement to the senior indenture dated January 20, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 20, 1994.

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

Exhibit
Number                                          Description
- -------                                         -----------

  10(c) 1989 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1992. The first amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1993.

  10(d) 1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992. An amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993.

  10(e) Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1994.
.
  10(f) Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(g) of the annual report on Form 10-K dated January 31, 1994.

  10(g) Deferred compensation/supplementary life insurance arrangement between the Registrant and certain of its executive officers is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated January 31, 1992

  10(h) The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated January 31, 1991.

  10(i)             Employment agreement between the Registrant and W. D.
                    Stevens dated January 3, 1994 is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated January 31, 1994.

  10(j) Severance compensation contract dated April 16, 1992 between the Registrant and Roger L. Galatas is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated January 31, 1993.

Exhibit
Number                                          Description
- -------                                         -----------

  10(k) Severance compensation contract dated October 31, 1991 between the Registrant and Philip S. Smith is incorporated as an exhibit to this report by reference to exhibit 10(k) of the Registrant's annual report on Form 10-K dated January 31, 1993.

  10(l) Severance compensation contract dated April 16, 1992 between the Registrant and Allen J. Tarbutton, Jr. is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form
                    10-K dated January
                    31, 1993.

  10(m) A written description (in lieu of a formal document) describing the Registrant's commitment to underwrite a life insurance policy for the benefit of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1993.

  12                Computation of Ratio of Earnings to Fixed Charges

  13                Annual Report to Stockholders for the fiscal year ended
                    January 31, 1995

  21                List of Subsidiaries as of January 31, 1995

  23                Consent of Independent Public Accountants

  27                Financial Data Schedules

  99(a) Annual Report on Form 11-K for the fiscal year ended January 31, 1995 of Mitchell Energy & Development Corp. Thrift and Savings Plan

  99(b) Annual Report on Form 11-K for the fiscal year ended January 31, 1995 of MND Hospitality, Inc. Thrift and Savings Plan