Form 10-K/A
period 1995-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1995-06-14
CIK 311995

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of each exchange
        Title of each class                            on which registered
        -------------------                            -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant at March 31, 1995 was approximately $152,655,000.

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


================================================================================

                                  FORM 10-K/A
                                AMENDMENT NO. 1


         The undersigned registrant hereby amends Exhibits No.s 99(a) and 99(b) to its annual report on Form 10-K for the year ended January 31, 1995 as set forth in the pages attached hereto:

         Exhibit 99(a) - Form 11-K for the year ended January 31, 1995 for the Mitchell Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.

         Exhibit 99(b) - Form 11-K for the year ended January 31, 1995 for the MND Hospitality, Inc. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into a previously filed Form S-8 registration statement.

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


Date:  June 14, 1995