Form 10-Q
period 1995-04-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1995-06-14
CIK 311995

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


          /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1995

                                       OR

         /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



             TEXAS                                     74-1032912
      (State of incorporation)             (I.R.S. Employer Identification No.)


      2001 TIMBERLOCH PLACE
       THE WOODLANDS, TEXAS                              77380
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                             ----       ----


              Shares of common stock outstanding at May 31, 1995:

                 Class A . . . . . . . .       23,211,422
                 Class B . . . . . . . .       28,818,121

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





DEFINITIONS.   As used herein, "MMBtu" means million British thermal units,
"Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1995" and "fiscal 1996" refer, respectively, to the twelve-month periods ended January 31, 1995 and 1996 and "DD&A" means depreciation, depletion and amortization. Pipeline volumes are based on average energy content of 1,000 Btu per cubic foot. Oil, gas and NGL volume, price and reserve information amounts include applicable equity partnership interests.

                         Part I - Financial Information




ITEM 1.  FINANCIAL STATEMENTS

       The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments--which include only normal and recurring adjustments--necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended January 31, 1995 and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

       Applicable prior-period financial statement amounts included herein have been restated to give effect to the Company's previously reported adoption of the successful efforts method of accounting for its oil and gas producing activities.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                                APRIL 30,        January 31,
                                                                                  1995              1995
                                                                              -----------        -----------
ASSETS                                                                        (unaudited)
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .   $   12,960         $    11,967
Trade receivables, net of allowance for
  doubtful accounts of $2,359 and $2,304  . . . . . . . . . . . . . . . . .      117,427             133,995
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,037              13,068
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,972              24,808
                                                                               ---------           ---------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .      155,396             183,838
                                                                               ---------           ---------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,408,364 and $1,381,977
Exploration and production
  Oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . . .      491,187             487,981
  Support equipment and facilities  . . . . . . . . . . . . . . . . . . . .       27,703              28,340
Gas services
  Natural gas processing  . . . . . . . . . . . . . . . . . . . . . . . . .      100,259             100,139
  Natural gas gathering . . . . . . . . . . . . . . . . . . . . . . . . . .       93,906              92,725
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,545              17,794
Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,974               7,120
                                                                               ---------           ---------
                                                                                 738,574             734,099
                                                                               ---------           ---------
REAL ESTATE
The Woodlands . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      656,353             654,881
Land held for investment, development or sale . . . . . . . . . . . . . . .      157,219             157,446
Resort and other operating properties . . . . . . . . . . . . . . . . . . .       66,271              65,249
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $479 and $515  . . . . . . . . . . . .       38,285              40,314
                                                                               ---------           ---------
                                                                                 918,128             917,890
                                                                               ---------           ---------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,446              20,044
                                                                               ---------           ---------
                                                                              $1,831,544          $1,855,871
                                                                               =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   12,820          $   11,617
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . . . .       58,915              51,211
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,374              67,452
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,146              39,962
                                                                               ---------           ---------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . .      171,255             170,242
                                                                               ---------           ---------
LONG-TERM DEBT
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      347,202             375,869
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . . . .      532,721             519,093
                                                                               ---------           ---------
                                                                                 879,923             894,962
                                                                               ---------           ---------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      195,635             200,722
Natural gas contract restructuring proceeds . . . . . . . . . . . . . . . .       31,447              35,017
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,705              29,774
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       62,422              50,124
                                                                               ---------           ---------
                                                                                 319,209             315,637
                                                                               ---------           ---------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) . . . . .        5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .      143,443             143,472
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      337,786             347,573
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,458)            (21,401)
                                                                               ---------           ---------
                                                                                 461,157             475,030
                                                                               ---------           ---------
                                                                              $1,831,544          $1,855,871
                                                                               =========           =========

- -------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)


                                                                                      Three Months Ended
                                                                                          April 30
                                                                                     ---------------------
                                                                                       1995        1994
                                                                                     ---------   ---------
REVENUES
Exploration and production  . . . . . . . . . . . . . . . . . . . . . . . . . .      $  63,775   $  74,409
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        119,511     116,975
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,689      33,784
                                                                                      --------    --------
                                                                                       214,975     225,168
                                                                                      --------    --------

OPERATING COSTS AND EXPENSES (including personnel reduction program costs of
  $14,535 in 1995) (Note 6)
Exploration and production  . . . . . . . . . . . . . . . . . . . . . . . . . .         54,331      45,892
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        110,180     114,774
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,664      26,710
                                                                                      --------    --------
                                                                                       193,175     187,376
                                                                                      --------    --------

SEGMENT OPERATING EARNINGS (Note 6) . . . . . . . . . . . . . . . . . . . . . .         21,800      37,792
General and administrative expense (including personnel reduction program costs
  of $5,665 in 1995)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,553      10,255
                                                                                      --------    --------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,247      27,537
                                                                                      --------    --------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,441      18,284
Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,770)     (7,683)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            384       1,042
                                                                                      --------    --------
                                                                                        10,055      11,643
                                                                                      --------    --------

EARNINGS (LOSS) BEFORE INCOME TAXES   . . . . . . . . . . . . . . . . . . . . .         (4,808)     15,894

INCOME TAXES (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,627)      5,476
                                                                                      --------    --------

NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (3,181)  $  10,418
                                                                                      ========    ========

EARNINGS (LOSS) PER SHARE . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(.06)      $ .20
                                                                                          ====        ====

AVERAGE COMMON SHARES OUTSTANDING   . . . . . . . . . . . . . . . . . . . . . .         52,055      52,753
                                                                                      ========    ========



- -------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended April 30, 1995
                         (dollar amounts in thousands)



                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock       Capital     Earnings      Stock       Total
- --------------                                         --------    ----------    --------    --------    --------
BALANCE, JANUARY 31, 1995 . . . . . . . . . . . . .     $ 5,386     $143,472     $347,573    $(21,401)   $475,030

Net earnings (loss) . . . . . . . . . . . . . . . .          -            -        (3,181)         -       (3,181)

Cash dividends (12 cents per share on Class A
   and 13 1/4 cents per share on Class B)   . . . .          -            -        (6,606)         -       (6,606)

Treasury stock purchases  . . . . . . . . . . . . .          -            -                    (4,130)     (4,130)

Exercises of stock options  . . . . . . . . . . . .          -           (29)          -           73          44
                                                         ------      -------      -------     -------     -------

BALANCE, APRIL 30, 1995 . . . . . . . . . . . . . .     $ 5,386     $143,443     $337,786    $(25,458)   $461,157
                                                         ======      =======      =======     =======     =======





                   __________________________________________
                   __________________________________________





                                                        Common Stock Issued                   Treasury Stock
                                                    ---------------------------           ----------------------
SHARE AMOUNTS                                        Class A            Class B           Class A        Class B
- -------------                                       ----------       ----------           -------       --------
BALANCE, JANUARY 31, 1995 . . . . . . . . . .       23,978,104       29,878,104           677,577        896,478

Treasury stock purchases  . . . . . . . . . .               -                -             94,100        167,500

Exercises of stock options  . . . . . . . . .               -                -             (2,500)        (2,500)

Other . . . . . . . . . . . . . . . . . . . .               (4)              (4)               -              -
                                                    ----------       ----------           -------      ---------

BALANCE, APRIL 30, 1995 . . . . . . . . . . .       23,978,100       29,878,100           769,177      1,061,478
                                                    ==========       ==========           =======      =========

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Three Months Ended
                                                                                         April 30
                                                                                 ------------------------
                                                                                    1995           1994
                                                                                 ---------      ---------
OPERATING ACTIVITIES
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (3,181)     $  10,418
Adjustments to reconcile net earnings
    (loss) to cash provided by operating activities
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . .       30,267         31,695
     Exploration expenses, including dry hole   . . . . . . . . . . . . . . .        4,358          2,693
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .       (5,087)         4,403
     Cost of land sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,602          8,853
     Residential land development costs, net of reimbursements  . . . . . . .       (3,844)        (4,229)
     Distributions in excess of earnings of equity investees  . . . . . . . .        3,683          2,088
     Amortization of deferred natural gas contract restructuring proceeds . .       (3,570)        (4,126)
     Accrued personnel reduction program costs  . . . . . . . . . . . . . . .       11,128              -
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,947         (1,816)
                                                                                  --------       --------
                                                                                    42,303         49,979
     Changes in operating assets and liabilities  . . . . . . . . . . . . . .       22,455        (11,375)
                                                                                  --------       --------
     Cash provided by operating activities  . . . . . . . . . . . . . . . . .       64,758         38,604
                                                                                  --------       --------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis . . . . . . . . . . . . . . . . . . . . . . . . . .      (50,440)       (56,967)
   Residential land development costs deducted above  . . . . . . . . . . . .        3,844          4,229
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . . . . . . .       (3,754)       (10,122)
                                                                                  --------       --------
                                                                                   (50,350)       (62,860)
Proceeds from major energy asset sales (collection of
   final portion of Winnie/Spindletop proceeds in 1995) . . . . . . . . . . .       12,000          9,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (311)           697
                                                                                  --------       --------
     Cash used for investing activities   . . . . . . . . . . . . . . . . . .      (38,661)       (53,163)
                                                                                  --------       --------

FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . . . . .          900        224,763
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,736)      (200,265)
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,606)        (6,695)
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,130)             -
Debt prepayment premium . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         (6,420)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (532)          (400)
                                                                                  --------       --------
     Cash provided by (used for) financing activities   . . . . . . . . . . .      (25,104)        10,983
                                                                                  --------       --------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . .          993         (3,576)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       11,967         21,832
                                                                                  --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .    $  12,960      $  18,256
                                                                                  ========       ========

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995


(1)    ACCOUNTING POLICIES
       The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20% to 50% owned entities.

       The successful efforts method of accounting is used for the Company's oil and gas producing activities.


(2)    REAL ESTATE OPERATIONS
       In accordance with industry accounting practice, real estate assets are reported as long-term assets in the consolidated balance sheets. Because they represent the principal revenues and costs for these activities, interest income and interest expense of the Company's finance operations are reported, respectively, as revenues and as costs and expenses in the consolidated statements of earnings.


(3)    EQUITY INVESTMENTS
       Entities accounted for on the equity method include approximately 30 partnerships engaged in energy or real estate activities. The principal partnership interests included the following at April 30, 1995:

                                                        Ownership
                                                        Percentage                Nature of Operations
                                                        ----------         ----------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                 45             Natural gas marketing
Belvieu Environmental Fuels                               33.33            Production of MTBE
C&L Processors Partnership                                  50             Natural gas processing
Ferguson-Burleson County Gas Gathering System               45             Natural gas gathering
Gulf Coast Fractionators                                  38.75            Fractionation of NGLs
U. P. Bryan                                                 45             Natural gas processing

REAL ESTATE
The Fort Crockett Hotel Limited                             50             Resort hotel in Galveston, Texas
Lake Catamount Joint Venture                                50             Land held for development
The Woodlands Mall Associates                               50             Regional mall in The Woodlands

Other real estate partnerships own a cable television system serving The Woodlands and various commercial properties, most of which are located in The Woodlands.

       The Company's net investment in each of these entities is included in the applicable segment's asset caption of the consolidated balance sheets, and its equity in the pretax earnings or losses of each entity is included in the applicable revenues or operating costs and expenses caption of the consolidated statements of earnings.

       The following paragraphs present summarized financial statement information, which is generally reported on a one-month lag, for all entities accounted for on the equity method. Summarized earnings information for these entities for the three-month periods ended April 30, 1995 and 1994 follows (in thousands):

                                                                            1995             1994
                                                                          --------         --------
       Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .     $101,799         $101,630
       Operating earnings   . . . . . . . . . . . . . . . . . . . . .       15,690            4,121
       Pretax earnings (before interest expense for
          those entities whose activities are funded
          by capital contributions of the owners) . . . . . . . . . .        9,276              556
       Proportionate share of pretax earnings included
          in the Company's reported operating earnings  . . . . . . .        4,314             (366)

       The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at April 30, 1995 and January 31, 1995 and the Company's proportionate share of such debt at April 30, 1995 is summarized as follows (in thousands):


                                                 Entity Total               April 30, 1995 -- Company's Share
                                         --------------------------       -------------------------------------
                                          April 30,     January 31,                        Non-
                                             1995         1995            Recourse       Recourse       Total
                                         ----------     -----------       --------       --------      --------
ENERGY ACTIVITIES
Belvieu Environmental Fuels . . . . . .   $176,000        $176,000       $ 58,667        $    -        $ 58,667
C&L Processors Partnership  . . . . . .     97,459         101,209         26,314         22,416         48,730
Gulf Coast Fractionators  . . . . . . .     78,925          79,550         16,582         14,001         30,583
                                           -------         -------        -------         ------        -------
                                           352,384         356,759        101,563         36,417        137,980
                                           -------         -------        -------         ------        -------

REAL ESTATE ACTIVITIES
The Fort Crockett Hotel Limited . . . .     11,396          11,592          4,000          1,698          5,698
The Woodlands Mall Associates . . . . .     57,158          54,683         28,579             -          28,579
Apartment partnerships  . . . . . . . .     42,935          41,019            838         15,117         15,955
Others  . . . . . . . . . . . . . . . .     42,730          42,609          2,270         18,063         20,333
                                           -------         -------        -------         ------        -------
                                           154,219         149,903         35,687         34,878         70,565
                                           -------         -------        -------         ------        -------
                                          $506,603        $506,662       $137,250        $71,295       $208,545
                                           =======         =======        =======         ======        =======

See Note 4 of Notes to Consolidated Financial Statements on pages 56 and 57 of the Company's Fiscal 1995 Annual Report for additional information concerning the indebtedness of these partnerships. In that regard, it should be noted that the conversion date for the Belvieu Environmental Fuels' indebtedness has been extended to June 30, 1995.

(4)    INCOME TAXES
       Income taxes for the three-month periods ended April 30, 1995 and 1994 consist of the following (in thousands):

                                                                           1995            1994
                                                                         -------         -------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,114         $   912
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .        346             161
                                                                          ------          ------
                                                                           3,460           1,073
                                                                          ------          ------
           DEFERRED
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .     (5,322)          4,039
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .        235             364
                                                                          ------          ------
                                                                          (5,087)          4,403
                                                                          ------          ------
                                                                         $(1,627)        $ 5,476
                                                                          ======          ======

       The Company's estimated annual tax rates for the three-month periods ended April 30, 1995 and 1994 of 33.8% and 34.5% were lower than the applicable statutory Federal income tax rate of 35% primarily because Federal tax credits available under Section 29 of the Internal Revenue Code were somewhat larger than the state income tax expense for these periods.

(5)    COMMITMENTS AND CONTINGENCIES
       LITIGATION AND OTHER. The Company is party to various claims and other legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of such matters cannot be predicted with certainty, management expects that adjustments, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial statements.

       MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $177,000,000 of securities backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limits. Management expects that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will not be material to the Company's financial statements.

(6)    SEGMENT INFORMATION
       Selected industry segment data for the three-month periods ended April 30, 1995 and 1994 are as follows (in thousands):

                                                                Segment
                                          Outside              Operating                                  Capital
                                          Revenues             Earnings                DD&A            Expenditures*
                                    --------------------   -----------------    ------------------   ------------------
                                      1995        1994      1995      1994       1995       1994      1995       1994
                                    --------    --------   -------   -------    -------    -------   -------    -------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . .   $ 63,775    $ 69,725   $17,379   $24,726    $23,478    $23,241   $31,226    $34,583
Personnel reduction
  program costs . . . . . . . . .         -           -     (7,935)       -          -          -         -          -
Gain on sale of drilling rigs . .         -        4,684        -      3,791         -          -         -          -
                                     -------     -------    ------    ------     ------     ------    ------     ------
                                      63,775      74,409     9,444    28,517     23,478     23,241    31,226     34,583
                                     -------     -------    ------    ------     ------     ------    ------     ------

GAS SERVICES
Natural gas processing  . . . . .     81,238      49,142     9,642     2,317      1,705      2,287     2,394        341
Natural gas gathering
  and marketing . . . . . . . . .     37,440      65,611     2,723       281      1,803      2,636     6,481      4,438
Other . . . . . . . . . . . . . .        833       2,222       566      (397)        27        664        92      1,339
Personnel reduction
  program costs . . . . . . . . .         -           -     (3,600)       -          -          -         -          -
                                     -------     -------    ------    ------     ------     ------    ------     ------
                                     119,511     116,975     9,331     2,201      3,535      5,587     8,967      6,118
                                     -------     -------    ------    ------     ------     ------    ------     ------
REAL ESTATE
Operations  . . . . . . . . . . .     31,689      33,784     6,025     7,074      2,370      2,018     9,236     15,478
Personnel reduction
  program costs . . . . . . . . .         -           -     (3,000)       -          -          -         -          -
                                     -------     -------    ------    ------     ------     ------    ------     ------
                                      31,689      33,784     3,025     7,074      2,370      2,018     9,236     15,478
                                     -------     -------    ------    ------     ------     ------    ------     ------

CORPORATE . . . . . . . . . . . .         -           -         -         -         884        849     1,011        788
                                     -------     -------    ------    ------     ------     ------    ------     ------
                                    $214,975    $225,168   $21,800   $37,792    $30,267    $31,695   $50,440    $56,967
                                     =======     =======    ======    ======     ======     ======    ======     ======

__________________________________
*On accrual basis, including exploratory expenditures.

        During the three months ended April 30, 1995, the Company implemented a personnel reduction program whose goal was the lowering of ongoing costs through the elimination of approximately 300 jobs. Aggregate pretax costs of this program totaled $20,200,000. Of these costs, $11,128,000 represented the present value of incremental pension and retiree medical benefits provided under a voluntary incentive retirement program offered to 130 employees (114 of whom accepted) while $9,072,000 represented the cash costs of severance and other benefits.

       During the three-month period ended April 30, 1994, the Company sold 16 land drilling rigs for $9,000,000 in cash and warrants to acquire common stock of the purchaser under which as much as an additional $1,000,000 may be realized during the two-year period following the sale. This sale effectively completed the Company's withdrawal from the contract drilling business. The $3,791,000 gain from this sale, which did not include any value for the warrants, is reported as a component of the segment operating earnings of the Exploration and Production Division.


(7)    SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid--excluding amounts capitalized, but including amounts reported as cost of sales for finance operations--totaled $7,148,000 and $6,452,000 during the three-month periods ended April 30, 1995 and 1994. Income taxes paid during these periods totaled $1,875,000 and $4,000. There were no significant non-cash investing or financing activities during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The discussion which follows summarizes the Company's financial position at April 30, 1995 and the results of its operations for the three-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements, notes thereto and other financial data included in the Company's Annual Report for the fiscal year ended January 31, 1995. Applicable amounts shown herein for the three-month period ended April 30, 1994 have been restated to give effect to the Company's previously reported adoption of the successful efforts method of accounting for its oil and gas producing activities.

REFOCUSING OF THE COMPANY'S OPERATIONS. For many years now, the principal strategy of the Company has been to acquire well- positioned energy and real estate assets and to enhance their value through long-term development programs. This strategy requires major front-end capital investments, which are recovered over extended periods of time as energy reserves are produced and
real estate assets are developed and operated or sold.   While the overall
nature of the Company's business or this strategy was not altered, a significant refocusing of the Company's operations was begun in fiscal 1995 that has continued in fiscal 1996.

      Because of recurring volatility in energy prices and the approaching expiration in December 1997 of a favorably priced North Texas gas sales contract, management has undertaken an extensive review of the Company's operations and business strategies. The objective of this review is to position the Company to better compete in the market-sensitive natural gas price environment in which it expects soon to be operating. Actions involved in this continuing process include streamlining operations by concentrating activities on core businesses with an appropriate mix of near- and long-term profit potential in which the Company has a strong competitive position and by eliminating other activities and the costs associated with them. Consistent with this, capital spending is being directed almost exclusively to the drilling and recompletion of wells and acquisitions of oil and gas properties in core areas, expanding gas processing plants serving core areas, expansion of an Austin Chalk gas gathering system and continued development of The Woodlands. In addition, the Company's oil and gas exploration program has been refocused to concentrate more on development activities in core areas where it has had the greatest success.

      During fiscal 1995, as part of the refocusing initiative, a companywide asset review was begun to identify and sell underutilized assets or non-core holdings that have greater value to others. Three major energy assets were sold at a pretax gain of $52.6 million for a total consideration of $164 million. As part of the ongoing study, the Company has identified certain other assets that it plans to dispose of. These include marginally profitable oil and gas properties, certain underutilized gas processing plants and gas gathering systems, and a few real estate assets located outside The Woodlands. Asset write-downs and restructuring charges totaling $36.9 million were recorded in fiscal 1995 to, among other things, reduce the carrying values of the assets to be disposed of to their estimated sales values. It is expected that additional assets will be identified for disposal in the future as the asset study is completed.

      The FASB issued a statement on March 31, 1995 that is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. In certain instances, the statement specifies that carrying values of assets be written down to fair values, which would result in larger charges than previously would have been required. The Company believes that the adoption of this statement and the completion of its ongoing asset management study are most likely to impact its real estate assets located outside The Woodlands, particularly any which management might subsequently conclude will not continue to be held for long-term investment and development. The Company must adopt SFAS No. 121 no later than for its quarter ending April 30, 1996. Since the above-mentioned asset review and the Company's analysis of the potential impact of this statement have not been completed, it is not possible at this time to estimate the impact, if any, that the adoption of SFAS No. 121 will have on the Company's financial statements.

      As a result of the above-mentioned asset sales, attrition and a voluntary incentive retirement program covering the Gas Services Division, the Company's full-time employment level was reduced by approximately 300 in fiscal 1995. To further lower costs, a companywide cost reduction program was undertaken in fiscal 1996's first quarter that resulted in the elimination of approximately 300 additional jobs. Voluntary incentive retirement benefits were provided to 114 participants and severance benefits were paid to terminated employees not eligible for those benefits. The $20.2 million pretax cost of this program, which the Company expects to recover in approximately one year, was accrued during the first quarter of fiscal 1996 (see Note 6 on page 10).

FUNDING OF THE COMPANY'S OPERATIONS. The Company generally has funded its investing activities using cash provided from operating activities and sales of varying interests in mature real estate assets, supplemented to the extent necessary with proceeds from long-term borrowings. Because of the previously mentioned refocusing, it is expected that the Company's near-term need for incremental borrowings will be lessened. And, depending on the timing of planned asset sales, cost reductions, etc., the level of outstanding indebtedness may decline, as it did in fiscal 1995 (at April 30, 1995, the Company's long-term debt totaled $879.9 million, down $15 million from the level at the beginning of the fiscal year). The primary sources of borrowed funds in recent years have been bank credit agreements of the energy and real estate subsidiaries and senior notes of the parent company. Needed funds initially have been borrowed under the bank credit agreements, and the credit availability under these facilities periodically has been restored by paying down outstanding borrowings using proceeds from public offerings of parent company senior notes or Class B common stock.

      During January 1994, the Company issued $250 million of 6 3/4% Senior Notes Due 2004 and $100 million of 5.10% Senior Notes Due 1997. The proceeds of these borrowings were used to prepay $200 million of 11 1/4% Senior Notes Due 1999 in February 1994 and to pay down outstanding borrowings under the Company's bank credit agreements. The $123.4 million proceeds of a May 1993 offering of 5.9 million Class B shares were used to fund the Company's buy-out of MEC Development, Ltd., and drilling costs that otherwise would have been expenditures of that partnership.

      The Company's committed bank revolving credit and commercial paper facilities provide for an aggregate borrowing capacity of approximately $558 million, of which approximately $410 million was unused at April 30, 1995. Exclusive of maturities under its bank credit facilities and commercial paper program, the Company's five-year debt maturities totaled approximately $233 million at April 30, 1995.

      The Company's business plan includes the use of energy and real estate partnerships and sales in the normal course of business of mature real estate properties to provide for some of its funding needs. The Company believes that these resources, together with operating cash flows and additional borrowings supported by cash flows and asset values, will be sufficient to allow it to provide for its short- and long-term liquidity needs. Such short-term needs, if any, can be met by supplementing operating cash flows with borrowings under existing committed bank credit facilities while public debt and equity markets can be accessed to provide for longer-term needs.

      As previously reported, the Company's fiscal 1996 budget for capital and exploratory expenditures was set at $228.7 million, 4.1% above fiscal 1995's actual spending. The Company replaced 171% of the natural gas reserves it produced in fiscal 1995 and expects, even at the relatively low planned drilling level, to more than replace the reserves it will produce in fiscal 1996. During the first quarter, the Company's capital and exploratory expenditures totaled $50.4 million.

OTHER MATTERS
      A partnership in which the Company has a one-third interest constructed an MTBE (methyl tertiary butyl ether) plant at Mont Belvieu, Texas, with a design capacity of 12,500 barrels per day. MTBE is an oxygenate used in the production of environmentally cleaner gasoline. Each of the three partners in this venture provides one-third of the plant's isobutane feedstock, and one of the partners, Sun Company, Inc., is contractually obligated to purchase all of the MTBE production for a period of 10 years. Plant construction costs, which totaled $225 million, were funded through the partnership's $176 million loan agreement and capital contributions from the partners. The plant commenced production in June 1994 and, because of start-up problems, has operated below its design capacity. Because of the plant's start-up problems, the partnership's loan was not converted to term loan status by a May 31, 1995 deadline (which now has been extended to June 30). As a result, the lenders could require the partners to repay the partnership's debt on June 30, 1995 or at some future date (the Company's unused committed credit facilities are sufficient to allow it to fund its $58.7 million share of the partnership's debt).


OPERATING STATISTICS
      Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three-month periods ended April 30, 1995 and 1994 follow:

                                                                                  1995          1994
                                                                                -------       -------
      AVERAGE DAILY VOLUMES
      Natural gas sales (Mcf)  . . . . . . . . . . . . . . . . . . . . . . .    224,900       218,700
      Crude oil and condensate sales (Bbls)  . . . . . . . . . . . . . . . .      5,500         6,700
      Natural gas liquids produced (Bbls)  . . . . . . . . . . . . . . . . .     48,400        43,200
      Pipeline throughput (Mcf)
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    360,800       511,000
         Exclusive of Winnie Pipeline (which was sold in June 1994)  . . . .    360,800       324,200

      AVERAGE SALES PRICES
      Natural gas (per Mcf)  . . . . . . . . . . . . . . . . . . . . . . . .     $ 2.51        $ 2.82
      Crude oil and condensate (per Bbl)   . . . . . . . . . . . . . . . . .      17.35         13.36
      Natural gas liquids produced (per Bbl)   . . . . . . . . . . . . . . .      11.51         10.99

      RESIDENTIAL LOT SALES - THE WOODLANDS
      Lots sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        185           228
      Average price  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $38,833       $37,807
      Average price per square foot  . . . . . . . . . . . . . . . . . . . .      $3.78         $3.46



RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1995 COMPARED WITH THREE MONTHS ENDED APRIL 30, 1994

      The Company's results for the three-month periods ended April 30, 1995 and 1994--both before and after unusual items--are summarized on the table on the following page. Largely because of the impact of unusual items, first quarter net earnings for fiscal 1996 were below those of the prior-year period by $13.6 million. Net earnings for the fiscal 1996 period were reduced by $12.5 million because of the after-tax impact of pretax charges totaling $20.2 million associated with the previously mentioned personnel reduction program. On the other hand, fiscal 1995's first quarter net earnings were increased $2.5 million as the result of a $3.8 million pretax gain on the sale of 16 drilling rigs.

      Excluding the unusual items, fiscal 1996's first quarter net earnings were $1.4 million above those of the comparable prior-year period. Favorable year-to-year earnings variances included improved earnings from increased natural gas production volumes and improved gas processing and gas gathering and marketing margins. These gains were largely offset, however, by the negative impact of lower natural gas prices and lesser earnings from real estate operations in the fiscal 1996 period.

       The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                               Segment Operating Earnings
                                           ---------------------------------
                                           Exploration
                                               and          Gas        Real                Pretax         Net
                                           Production     Services    Estate    Other*    Earnings     Earnings
                                           -----------   ----------   ------    ------    --------     --------
FISCAL 1995 AMOUNTS . . . . . . . . . .      $28.5         $ 2.2      $ 7.1    $(21.9)     $ 15.9      $ 10.4
ELIMINATE IMPACT OF
  FISCAL 1995 UNUSUAL ITEM -- Gain
  on sale of drilling rigs
  (see page 10) . . . . . . . . . . . .       (3.8)           -          -         -         (3.8)       (2.5)
                                              ----          ----       ----     -----       -----       -----

FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEM       24.7           2.2        7.1     (21.9)       12.1         7.9
                                              ----          ----       ----     -----       -----       -----
MAJOR INCREASES (DECREASES)
Natural gas production
  Market-sensitive sales price  . . . .       (6.2)           -          -         -         (6.2)       (4.0)
  Sales under fixed-price contracts . .        1.3            -          -         -          1.3          .8
Higher exploratory dry hole costs . . .       (1.2)           -          -         -         (1.2)        (.8)
Oil and condensate sales  . . . . . . .         .8            -          -         -           .8          .5
Natural gas processing
  NGL price   . . . . . . . . . . . . .         -            2.0         -         -          2.0         1.3
  Production volumes  . . . . . . . . .         -            1.0         -         -          1.0          .7
  Change in feedstock costs due to
    Lower market-sensitive gas prices           -            4.2         -         -          4.2         2.7
    Higher NGL prices   . . . . . . . .         -           (1.0)        -         -         (1.0)        (.7)
Deferred profits on NGL inventories . .         -            1.2         -         -          1.2          .8
Natural gas gathering and marketing . .         -            2.5         -         -          2.5         1.6
Real estate . . . . . . . . . . . . . .         -             -         (.8)       -          (.8)        (.5)
Interest expense incurred . . . . . . .         -             -          -        1.8         1.8         1.2
Capitalized interest  . . . . . . . . .         -             -          -        (.9)        (.9)        (.6)
Other
  SAR/Bonus unit expense accruals . . .        (.4)          (.2)       (.3)      (.6)       (1.5)       (1.0)
  Miscellaneous   . . . . . . . . . . .       (1.6)          1.0         -         .7          .1         (.6)
                                              ----          ----       ----     -----       -----       -----
                                              (7.3)         10.7       (1.1)      1.0         3.3         1.4
                                              ----          ----       ----     -----       -----       -----

FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEM       17.4          12.9        6.0     (20.9)       15.4         9.3

FISCAL 1996 UNUSUAL ITEM--Personnel
  reduction program costs
  (see page 10) . . . . . . . . . . . .       (7.9)         (3.6)      (3.0)     (5.7)      (20.2)      (12.5)
                                              ----          ----       ----     -----       -----       -----

FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEM       $ 9.5         $ 9.3      $ 3.0    $(26.6)     $ (4.8)     $ (3.2)
                                              ====          ====       ====     =====       =====       =====

___________________________________
*Includes general and administrative expense and other expense.


EXPLORATION AND PRODUCTION OVERVIEW

Exploration and Production Division operating earnings before unusual items declined $7.3 million during fiscal 1996's first quarter, to $17.4 million. This unfavorable earnings comparison was primarily the result of lower market-sensitive natural gas prices and increased fiscal 1996 exploratory dry hole costs. Average daily natural gas sales volumes rose to 224,900 Mcf from 218,700 in the prior-year period principally due to increased market-sensitive volumes.

NATURAL GAS - MARKET-SENSITIVE SALES PRICE ($6.2 MILLION DECREASE). The current period's average market-sensitive sales price of $1.52 per Mcf was 30% below the $2.18 per Mcf realized in the comparable period of the prior year. Prices were strong in the prior year's first quarter before declining over the remainder of the year (the Company's full-year average market-sensitive sales price was $1.90 per Mcf).

NATURAL GAS - SALES UNDER FIXED-PRICE CONTRACTS ($1.3 MILLION INCREASE). Production under fixed-price contracts averaged 102,500 Mcf per day at a price of $3.69 per Mcf; such amounts were 104,500 Mcf and $3.52, respectively, in fiscal 1995's first quarter. Approximately 90% of these volumes consist of sales under a contract with Natural Gas Pipeline Company of America (NGPL), which covers most of the Company's North Texas production and provides for annual increases of $.25 per MMBtu in the fixed sales price on January 1 of each year. After expiration of this contract in December 1997, it is expected that this production will be sold at the then-existing prices for market-sensitive gas. The current period's volume decline resulted from the expiration in June 1994 of sales contracts covering certain Gulf Coast production and the resultant conversion of such production to market-sensitive sales. The conversion of these volumes from higher contract prices to lower market-sensitive prices also reduced the favorable impact of the annual price increase under the NGPL contract. This volume decline more than offset an increase in sales volumes to NGPL resulting from the imposition during the prior year's first quarter of production limits in order to eliminate an over-delivered position that existed at the beginning of fiscal 1995.

HIGHER EXPLORATORY DRY HOLE COSTS ($1.2 MILLION DECREASE). Exploratory dry hole costs totaled $1.2 million in the first quarter of fiscal 1996 when exploratory wells in Polk County, Texas and Hell's Hole, Colorado were determined to be nonproductive. Virtually no dry hole costs were expensed in fiscal 1995's first quarter.

OIL AND CONDENSATE SALES ($.8 MILLION INCREASE). The average sales price for oil and condensate during fiscal 1996's first quarter was $17.35 per barrel, up 30% from the $13.36 average of the prior year's corresponding period, improving operating earnings by $1.9 million. This favorable price variance was largely offset, however, by a decline in sales volumes (to 5,500 barrels per day from 6,700 in the prior-year period), which reduced operating earnings by $1.1 million. The production decline occurred largely because natural volume declines from older producing properties were not offset by production from new wells as a result of limited drilling activity beginning in the second half of fiscal 1995.


GAS SERVICES OVERVIEW

Gas Services Division operating earnings before unusual items rose $10.7 million during fiscal 1996's first quarter largely because of lower NGL feedstock costs, higher NGL sales prices and improved earnings from gas gathering and marketing activities. Higher NGL prices combined with lower feedstock costs associated with depressed market-sensitive natural gas prices improved natural gas processing margins substantially during the first quarter of fiscal 1996. NGL production volumes averaged 48,400 barrels per day, up from 43,200 during the first quarter of fiscal 1995. Gas gathering and marketing operations also benefited from lower market-sensitive natural gas prices which caused margins under fixed-price sales contracts to increase.

NATURAL GAS PROCESSING - NGL PRICE ($2.0 MILLION INCREASE). The average price for NGLs produced during the current quarter of $11.51 per barrel was $.52 above the average for the comparable prior-year period, increasing operating earnings by $2 million. NGL prices were higher in the fiscal 1996 period largely in response to higher prevailing world crude oil prices during that period.

NATURAL GAS PROCESSING - PRODUCTION VOLUMES ($1.0 MILLION INCREASE). NGL production volumes averaged 48,400 barrels per day in fiscal 1996's first quarter, up 12% from the prior-year period's 43,200. As a result of the relatively high market-sensitive feedstock costs during fiscal 1995's first quarter, when NGL prices were severely depressed, most plants operating under keep-whole processing agreements were uneconomical to operate and were shut down during that period. Most of these plants were back in operation during fiscal 1996's first quarter and this, coupled with increased production at certain other plants, caused volumes to be higher in the current year.

NATURAL GAS PROCESSING - REDUCED FEEDSTOCK COSTS ($3.2 MILLION INCREASE). Feedstock costs consist primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Accordingly, feedstock costs under keep-whole agreements vary directly with market-sensitive natural gas prices, while costs under percentage-of-proceeds agreements vary directly with NGL prices. Consequently, lower market-sensitive gas prices during fiscal 1996's first quarter caused feedstock costs under keep-whole agreements to decline, increasing operating earnings by $4.2 million. Conversely, higher NGL realizations during that period increased feedstock costs under percentage-of-proceeds agreements, reducing operating earnings by $1.0 million.

DEFERRED PROFITS ON NGL INVENTORIES ($1.2 MILLION INCREASE). Since for plant settlement purposes all plant production is presumed to be sold, the earnings applicable to production inventoried by the Marketing department must be eliminated for accounting purposes. This elimination typically decreases earnings (defers profit) when NGL inventory volumes increase and vice versa when volumes decrease. In the current period, the Company's NGL inventories were reduced by 1.4 million barrels as essentially all the remaining volumes of unfractionated liquids associated with the April 1994 fire at Gulf Coast Fractionators' facility were fractionated and sold. As a result, $1.2 million of previously deferred profits were recognized. Because of thin margins and a minor fluctuation in inventory levels, there was little change in deferred profits in the prior-year period.

NATURAL GAS GATHERING AND MARKETING ($2.5 MILLION INCREASE). Excluding the impact of increased SAR/Bonus unit expense accruals, fiscal 1996's operating earnings (exclusive of unusual items) from natural gas gathering and marketing activities were $2.5 million above those of the prior-year period. This rise was largely the result of a $1.8 million increase in the Company's segment operating earnings attributable to its 45%-owned venture with Union Pacific Resources Company. This venture has a large fixed-price sales contract, and its margins were favorably impacted by fiscal 1996's lower market-sensitive natural gas prices. Also contributing to the increased earnings from natural gas gathering and marketing activities were higher marketing margins under a contract that was renegotiated effective November 1, 1994.


REAL ESTATE ($.8 MILLION DECREASE). Excluding the impact of increased SAR/Bonus unit expense accruals, Real Estate Division operating earnings before unusual items declined by $.8 million during the first quarter of fiscal 1996. The decline was principally the result of lower sales of recreational properties in Galveston and a $.5 million charge associated with the settlement of litigation brought by property owners concerning oil and gas drilling activities near one of the Company's resort properties.

Overall, operating earnings from activities in The Woodlands were essentially flat when compared with those of the prior-year period. Earnings from residential lot sales were $.6 million lower because of a 19% decline in the number of lots sold (185 in the current period, compared with 228 in the corresponding prior-year period) that occurred primarily because the favorable impact on sales in the prior-year period of substantially lower mortgage interest rates. Operating earnings from commercial land sales were down slightly as current-period profits from sales of two sites in the Town Center and one near the Panther Creek Retail Center were somewhat less than the gain recognized in the prior period on the sale of a 16.3-acre tract for the Cochran's Crossing retail center. Partly offsetting these declines was a $1.5 million increase in commercial property operating earnings during fiscal 1996's first quarter. Several factors contributed to this, including receipt of a $.6 million construction management fee, higher occupancy at The Woodlands Executive Conference Center (79%, up from 77% in the prior-year period) due to increased corporate conference bookings and equity in earnings from The Woodlands Mall, which opened in October 1994.

INTEREST EXPENSE INCURRED. Interest expense incurred during fiscal 1996's first quarter was $1.8 million below that of the prior-year period due to a $125 million lower average outstanding debt balance. This decline occurred principally because proceeds from fiscal 1995's major energy asset sales were used to pay down debt. The benefit from the average balance decline was partially eroded by higher short-term (variable) interest rates during the current year's first quarter.

CAPITALIZED INTEREST. The amount of interest capitalized fell by $.9 million in fiscal 1996's first quarter because of a decline in the average energy and real estate asset balances subject to capitalization.

OTHER - SAR/BONUS UNIT EXPENSE ACCRUALS ($1.5 MILLION DECREASE). During the fiscal 1996 period, $.8 million in SAR/Bonus unit expense accruals were recorded as the average price of the Company stock rose $1.69 per share. Conversely, in the previous year's period, SAR/Bonus expense accrual reversals of $.7 million were recorded as the average stock price fell by $1.94 per share.




                          Part II - Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             12    Computation of ratio of earnings to fixed charges

             27    Financial Data Schedule for Commercial and Industrial
                   Companies

     (b) No reports were filed on Form 8-K during the three-month period ended April 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          MITCHELL ENERGY & DEVELOPMENT CORP.
                                          -----------------------------------
                                                      (Registrant)




Dated:  June 14, 1995
                                          Philip S. Smith
                                          Senior Vice President - Administration
                                          and Chief Financial Officer

                              Index to Exhibits

             Exhibit

             12    Computation of ratio of earnings to fixed charges

             27    Financial Data Schedule for Commercial and Industrial
                   Companies