Form 10-Q
period 1995-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1995-09-14
CIK 311995

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 31, 1995

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

       Registrant's telephone number, including area code: (713) 377-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No
                         ---    ---

             Shares of common stock outstanding at August 31, 1995:

                   Class A.....................     23,216,742
                   Class B.....................     28,823,517

==============================================================================

                                      INDEX

                                                                              Page
Part I - Financial Information                                               Number
                                                                             ------
     Item 1.  Financial Statements

         Representation .................................................      2

         Consolidated Balance Sheets ....................................      3

         Unaudited Consolidated Statements of Earnings ..................      4

         Unaudited Consolidated Statement of Stockholders' Equity .......      5

         Unaudited Condensed Consolidated Statements of Cash Flows ......      6

         Notes to Unaudited Consolidated Financial Statements ...........      7

     Item 2.  Management's Discussion and Analysis of
         Financial Position and Results of Operations ...................     12


Part II - Other Information

     Item 4.  Submission of Matters to Vote of Security Holders .........     22

     Item 6.  Exhibits and Reports on Form 8-K ..........................     22

DEFINITIONS. As used herein, "MMBtu" means million British thermal units, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1995" and "fiscal 1996" refer, respectively, to the 12-month periods ended January 31, 1995 and 1996 and "DD&A" means depreciation, depletion and amortization. Pipeline throughput volumes are based on average energy content of 1,000 Btu per cubic foot. Oil, gas and NGL volume, price and reserve information amounts include applicable equity partnership interests.

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                                      JULY 31,       January 31,
                                                                                        1995            1995
                                                                                    -----------      -----------
ASSETS                                                                              (unaudited)
CURRENT ASSETS
Cash and cash equivalents .....................................................     $    13,114      $    11,967
Trade receivables, net of allowance for
  doubtful accounts of $2,379 and $2,304 ......................................         112,521          133,995
Gas contract buyout proceeds due February 1, 1996 (present value) .............          92,089                -
Inventories ...................................................................          16,423           13,068
Other .........................................................................           6,320           24,808
                                                                                    -----------      -----------
     Total current assets .....................................................         240,467          183,838
                                                                                    -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,394,758 and $1,381,977
Exploration and production
  Oil and gas properties ......................................................         381,322          487,981
  Support equipment and facilities ............................................          26,498           28,340
Gas services
  Natural gas processing ......................................................          98,830          100,139
  Natural gas gathering .......................................................          96,675           92,725
  Other .......................................................................          23,611           17,794
Corporate .....................................................................           6,690            7,120
                                                                                    -----------      -----------
                                                                                        633,626          734,099
                                                                                    -----------      -----------

REAL ESTATE
The Woodlands .................................................................         613,937          654,881
Land held for investment, development or sale .................................          87,846          157,446
Resort and other operating properties .........................................          31,861           65,249
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $621 and $515 ............................          35,981           40,314
                                                                                    -----------      -----------
                                                                                        769,625          917,890
                                                                                    -----------      -----------
OTHER ASSETS (including $82,809 present value of
  gas contract buyout proceeds due February 1, 1997) ..........................         114,008           20,044
                                                                                    -----------      -----------
                                                                                    $ 1,757,726      $ 1,855,871
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt ...............................................................     $    12,301      $    11,617
Oil and gas proceeds payable ..................................................          79,493           51,211
Accounts payable and accrued liabilities ......................................         114,040          107,414
                                                                                    -----------      -----------
     Total current liabilities ................................................         205,834          170,242
                                                                                    -----------      -----------
LONG-TERM DEBT
Energy operations .............................................................         299,234          375,869
Real estate operations ........................................................         487,489          519,093
                                                                                    -----------      -----------
                                                                                        786,723          894,962
                                                                                    -----------      -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .........................................................         173,208          200,722
Natural gas contract restructuring proceeds (Note 7) ..........................               -           35,017
Deferred income ...............................................................          29,466           29,774
Other liabilities .............................................................         102,329           50,124
                                                                                    -----------      -----------
                                                                                        305,003          315,637
                                                                                    -----------      -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY (Note 6)
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) .............           5,386            5,386
Additional paid-in capital ....................................................         143,343          143,472
Retained earnings .............................................................         336,707          347,573
Treasury stock, at cost .......................................................         (25,270)         (21,401)
                                                                                    -----------      -----------
                                                                                        460,166          475,030
                                                                                    -----------      -----------
                                                                                    $ 1,757,726      $ 1,855,871
                                                                                    ===========      ===========

--------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)


                                                                                Three Months Ended           Six Months Ended
                                                                                     July 31                     July 31
                                                                             -----------------------     -----------------------
                                                                                1995          1994          1995          1994
                                                                             ---------     ---------     ---------     ---------
REVENUES
Exploration and production (including gain on natural gas
   contract buyout of $95,772 in the 1995 periods) (Note 7) .............    $ 156,606     $  69,653     $ 220,381     $ 144,062
Gas services (including gain on asset sale
   of $29,828 in the 1994 periods) (Note 7) .............................      112,065       132,490       231,576       249,465
Real estate .............................................................       39,720        35,632        71,409        69,416
                                                                             ---------     ---------     ---------     ---------
                                                                               308,391       237,775       523,366       462,943
                                                                             ---------     ---------     ---------     ---------

OPERATING COSTS AND EXPENSES (including first quarter personnel reduction program costs of $14,535 in 1995) (Note 7)
Exploration and production ..............................................       38,882        50,106        93,213        95,998
Gas services (including restructuring charges and
   asset write-downs of $25,650 in the 1994 periods) ....................       99,938       120,780       210,118       235,554
Real estate (including property write-downs
   of $112,794 in the 1995 periods) .....................................      142,413        27,378       171,077        54,088
                                                                             ---------     ---------     ---------     ---------
                                                                               281,233       198,264       474,408       385,640
                                                                             ---------     ---------     ---------     ---------

SEGMENT OPERATING EARNINGS (Note 7) .....................................       27,158        39,511        48,958        77,303
General and administrative expense (including first quarter
   personnel reduction program costs of $5,665 in 1995) .................        9,246        10,660        25,799        20,915
                                                                             ---------     ---------     ---------     ---------
TOTAL OPERATING EARNINGS ................................................       17,912        28,851        23,159        56,388
                                                                             ---------     ---------     ---------     ---------

OTHER EXPENSE
Interest expense ........................................................       16,229        17,051        32,670        35,335
Capitalized interest ....................................................       (7,175)       (7,330)      (13,945)      (15,013)
Other, net ..............................................................          159         1,908           543         2,950
                                                                             ---------     ---------     ---------     ---------
                                                                                 9,213        11,629        19,268        23,272
                                                                             ---------     ---------     ---------     ---------

EARNINGS BEFORE INCOME TAXES ............................................        8,699        17,222         3,891        33,116

INCOME TAXES (Note 4) ...................................................        3,173         5,821         1,546        11,297
                                                                             ---------     ---------     ---------     ---------
NET EARNINGS ............................................................    $   5,526     $  11,401     $   2,345     $  21,819
                                                                             =========     =========     =========     =========


EARNINGS PER SHARE ......................................................    $     .11     $     .22     $     .05     $     .42
                                                                             =========     =========     =========     =========

AVERAGE COMMON SHARES OUTSTANDING .......................................       52,031        52,755        52,043        52,754
                                                                             =========     =========     =========     =========

---------------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31, 1995
                          (dollar amounts in thousands)

                                                              Additional
                                                   Common      Paid-In      Retained      Treasury
DOLLAR AMOUNTS                                     Stock       Capital      Earnings        Stock         Total
--------------                                   ---------    ----------    ---------     ---------     ---------
BALANCE, JANUARY 31, 1995 ...................    $   5,386    $ 143,472     $ 347,573     $ (21,401)    $ 475,030

Net earnings ................................            -            -         2,345             -         2,345

Cash dividends (24 cents per share on Class A
    and 26 1/2cents per share on Class B) ...            -            -       (13,211)            -       (13,211)

Treasury stock purchases ....................            -            -             -        (4,130)       (4,130)

Exercises of stock options ..................            -         (129)            -           261           132
                                                 ---------    ---------     ---------     ---------     ---------

BALANCE, JULY 31, 1995 ......................    $   5,386    $ 143,343     $ 336,707     $ (25,270)    $ 460,166
                                                 =========    =========     =========     =========     =========


                 ===============================



                                    Common Stock Issued                  Treasury Stock
                               ----------------------------      ----------------------------
SHARE AMOUNTS                    Class A          Class B          Class A          Class B
-------------                  -----------      -----------      -----------      -----------
BALANCE, JANUARY 31, 1995 ...   23,978,104       29,878,104          677,577          896,478

Treasury stock purchases ....            -                -           94,100          167,500

Exercises of stock options ..            -                -          (10,321)          (9,397)

Other .......................           (6)              (6)               -                -
                               -----------      -----------          -------        ---------


BALANCE, JULY 31, 1995 ......   23,978,098       29,878,098          761,356        1,054,581
                               ===========      ===========          =======        =========

--------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Six Months Ended
                                                                                        July 31
                                                                               ------------------------
                                                                                  1995           1994
                                                                               ---------      ---------
OPERATING ACTIVITIES
Net earnings .............................................................     $   2,345      $  21,819
Adjustments to reconcile net earnings
    to cash provided by operating activities
      Depreciation, depletion and amortization ...........................        55,878         79,099
      Exploration expenses, including dry-hole costs .....................         7,740          6,056
      Deferred income taxes ..............................................       (27,514)         6,250
      Cost of land sold ..................................................        17,538         17,838
      Residential land development costs, net of reimbursements ..........        (8,855)        (6,869)
      Distributions in excess of earnings of equity investees ............         4,269          3,193
      Amortization of deferred natural gas contract restructuring proceeds        (5,950)        (8,254)
      Non-cash portion of natural gas contract buyout gain ...............       (53,205)             -
      Write-downs of real estate properties ..............................       112,794              -
      Accrued personnel reduction program costs ..........................        11,128              -
      Gains from energy asset sales ......................................        (4,338)       (33,619)
      Accrued restructuring costs ........................................             -         10,340
      Other ..............................................................         2,547          4,603
                                                                               ---------      ---------
                                                                                 114,377        100,456

      Changes in operating assets and liabilities ........................        58,128        (39,321)
                                                                               ---------      ---------
      Cash provided by operating activities ..............................       172,505         61,135
                                                                               ---------      ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ................................................       (98,868)      (108,509)
   Residential land development costs deducted above .....................         8,855          6,869
   Adjustment to cash basis ..............................................        (7,205)       (10,129)
                                                                               ---------      ---------
                                                                                 (97,218)      (111,769)
Proceeds from major energy asset sales (collection of
   final portion of Winnie/Spindletop proceeds in 1995) ..................        12,000        117,000
Proceeds from sales of real estate commercial properties .................        25,644              -
Other ....................................................................         1,195          2,191
                                                                               ---------      ---------
      Cash provided by (used for) investing activities ...................       (58,379)         7,422
                                                                               ---------      ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt ...........................................             -        150,779
Debt repayments ..........................................................       (94,759)      (200,473)
Cash dividends ...........................................................       (13,211)       (13,390)
Treasury stock purchases .................................................        (4,130)             -
Debt prepayment premium ..................................................             -         (6,420)
Other ....................................................................          (879)          (592)
                                                                               ---------      ---------
      Cash used for financing activities .................................      (112,979)       (70,096)
                                                                               ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................         1,147         (1,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................        11,967         21,832
                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................................     $  13,114      $  20,293
                                                                               =========      =========

---------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1995


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

       In March 1995, the Financial Accounting Standards Board issued
Statement No. 121 which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets. The Company must adopt this statement no later than for its quarter ending April 30, 1996. Since the Company has not completed its analysis of the potential impact of this statement on all of its assets, it is unable at this time to estimate the impact, if any, that the adoption of this statement will have on its financial statements. However, based on the analysis that has been completed, the Company believes that no significant adjustments to the carrying values of its oil and gas and real estate properties will be necessary when it implements this statement.

        Certain reclassifications of amounts previously reported have been made to conform to the current year's presentation.

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

(3)    EQUITY INVESTMENTS

       Entities accounted for on the equity method include approximately 30 partnerships engaged in energy or real estate activities. The principal partnership interests included the following at July 31, 1995:

                                                             Ownership
                                                             Percentage                Nature of Operations
                                                             ----------         ---------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                      45             Natural gas marketing
Belvieu Environmental Fuels                                     33.33           Production of MTBE
C&L Processors Partnership                                       50             Natural gas processing
Ferguson-Burleson County Gas Gathering System                    45             Natural gas gathering
Gulf Coast Fractionators                                        38.75           Fractionation of NGLs
U. P. Bryan                                                      45             Natural gas processing

REAL ESTATE
The Fort Crockett Hotel Limited                                  50             Resort hotel in Galveston, Texas
Lake Catamount Joint Venture                                     50             Land held for development
The Woodlands Mall Associates                                    50             Regional mall in The Woodlands
Woodlands Office Equities - '95 Limited                          25             Office buildings in The Woodlands

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

       The following paragraphs present summarized financial statement information, which is generally reported on a one-month lag, for all entities accounted for on the equity method. Summarized earnings information for these entities for the three- and six-month periods ended July 31, 1995 and 1994 follows (in thousands):

                                                         Three Months               Six Months
                                                     ---------------------     ---------------------
                                                       1995         1994         1995         1994
                                                     --------     --------     --------     --------
Revenues .......................................     $156,475     $118,083     $258,274     $219,713
Operating earnings .............................       18,910       10,290       34,600       14,411
Pretax earnings (before interest expense for
  those entities whose activities are funded
  by capital contributions of the owners)* .....       10,228        5,659       19,504        6,215
Proportionate share of pretax earnings included
   in the Company's reported operating earnings*        4,677        3,364        8,991        2,998

-----------------
* Amounts for the 1995 periods are net of $8,276,000 ($4,138,000 proportionate share) of property write-downs discussed in the following paragraph.

       The Company has concluded that it would be in the best interest of the limited partners of The Fort Crockett Hotel Limited and itself, that the partnership's property, The San Luis Hotel, be sold and the partnership liquidated. As a result, the partnership recorded an impairment loss of $8,276,000 during June 1995 to reduce the carrying amount for this asset to its estimated market value. The Company's share of this loss is included in the real estate property write-downs it recorded during the three-month period ended July 31, 1995 (see Note 7).

       The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at July 31, 1995 and January 31, 1995 and the Company's proportionate share of such debt at July 31, 1995 is summarized below (in thousands):

                                         Entity Total          July 31, 1995 -- Company's Share
                                    -----------------------   ----------------------------------
                                    July 31,    January 31,                 Non-
                                      1995         1995       Recourse    Recourse       Total
                                    --------    -----------   --------    ---------     --------
ENERGY ACTIVITIES
Belvieu Environmental Fuels .....   $176,000     $176,000     $ 58,667    $       -     $ 58,667
C&L Processors Partnership ......     93,709      101,209       25,302       21,553       46,855
Gulf Coast Fractionators ........     78,900       79,550       16,572       14,002       30,574
                                    --------     --------     --------     --------     --------
                                     348,609      356,759      100,541       35,555      136,096
                                    --------     --------     --------     --------     --------

REAL ESTATE ACTIVITIES
The Fort Crockett Hotel Limited..     11,268       11,592        4,000        1,634        5,634
The Woodlands Mall Associates ...     58,481       54,683       29,241            -       29,241
Apartment partnerships ..........     33,589       41,019          593       10,430       11,023
Others ..........................     55,221       42,609        2,270       21,126       23,396
                                    --------     --------     --------     --------     --------
                                     158,559      149,903       36,104       33,190       69,294
                                    --------     --------     --------     --------     --------
                                    $507,168     $506,662     $136,645     $ 68,745     $205,390
                                    ========     ========     ========     ========     ========

See Note 4 of Notes to Consolidated Financial Statements on pages 56 and 57 of the Company's Fiscal 1995 Annual Report for additional information concerning the indebtedness of these partnerships.

       In August 1995, the indebtedness of Belvieu Environmental Fuels was converted to a five-year term loan maturing May 31, 2000. The term loan is severally guaranteed on a prorata basis by the partners. Once the plant passes a production test and is certified by the lending banks' engineer, these guaranties will be eliminated, and the loan will become nonrecourse.

(4)     INCOME TAXES

       Income taxes for the six-month periods ended July 31, 1995 and 1994 consist of the following (in thousands):

                                                1995             1994
                                              -------          -------
CURRENT
Federal ........................             $ 26,700          $ 3,273
State ..........................                2,360            1,774
                                             --------          -------
                                               29,060            5,047
                                             --------          -------
DEFERRED
Federal ........................              (28,767)           5,511
State ..........................                1,253              739
                                             --------          -------
                                              (27,514)           6,250
                                             --------          -------
                                             $  1,546          $11,297
                                             ========          =======

       The Company's estimated annual tax rates for the six-month periods ended July 31, 1995 and 1994 were 39.7% and 34.1%, respectively, versus the 35% statutory Federal income tax rate. A larger-than-normal provision for state income taxes resulting from the gas contract buyout was the principal cause of the 1995 period's higher rate.

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

       MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $173,000,000 of securities backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limits. Management expects that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will not be material to the Company's financial statements.

(6)    STOCK OPTIONS

        In June 1995, the Board of Directors adopted the 1995 Stock Option Plan, which provides for the issuance of options to purchase up to 2,500,000 shares of Class B Common Stock (including a maximum of 500,000 in calendar
1995) at prices not less than the market value of the stock on the date of grant. The plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom awards will be made, the amounts of the awards and other terms and conditions of the awards. On June 28, 1995, options were granted at $17.625 per share covering 478,300 shares (subject to obtaining stockholder approval of the plan within one year). Such grants become exercisable in three equal annual installments beginning one year after grant and expire 10 years after grant. In connection with the adoption of this plan, the directors cancelled the right to make additional grants under the Company's 1989 Stock Option Plan.

(7)    SEGMENT INFORMATION

       Selected industry segment data for the six- and three-month periods ended July 31, 1995 and 1994 are as follows (in thousands):

                                                                     Segment
                                           Outside                  Operating                                          Capital
                                           Revenues                 Earnings                   DD&A                 Expenditures*
                                    ---------------------    ----------------------    ---------------------   ---------------------
                                      1995        1994          1995         1994         1995       1994         1995        1994
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
Six Months
EXPLORATION AND PRODUCTION
Operations ........................ $ 120,271   $ 139,592    $  34,993    $  44,273    $  42,763   $  48,831   $  55,736   $  61,627
Gain from gas contract buyout .....    95,772           -       95,772            -            -           -           -           -
Personnel reduction program costs..         -           -       (7,935)           -            -           -           -           -
Gain from producing property sale..     4,338           -        4,338            -            -           -           -           -
Gain from sale of drilling rigs....         -       4,470            -        3,791            -         679           -           -
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                      220,381     144,062      127,168       48,064       42,763      49,510      55,736      61,627
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
GAS SERVICES
Natural gas processing ............   148,442      98,044       16,299        5,847        3,405       4,548       2,790       2,269
Natural gas gathering
  and marketing ...................    78,655     116,968        4,794        3,597        3,579       4,693      12,749       8,342
Other .............................     4,479       4,625        3,965          289           53       1,313       3,645       1,894
Personnel reduction program costs..         -           -       (3,600)           -            -           -           -           -
Gain from major asset sale ........         -      29,828            -       29,828            -           -           -           -
Restructuring charges
  and asset write-downs ...........         -           -            -      (25,650)           -      13,183           -           -
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                      231,576     249,465       21,458       13,911        7,037      23,737      19,184      12,505
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
REAL ESTATE
Operations ........................    71,409      69,416       16,126       15,328        4,355       4,106      22,784      32,789
Write-downs of properties .........         -           -     (112,794)           -            -           -           -           -
Personnel reduction program costs..         -           -       (3,000)           -            -           -           -           -
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                       71,409      69,416      (99,668)      15,328        4,355       4,106      22,784      32,789
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
CORPORATE .........................         -           -            -            -        1,723       1,746       1,164       1,588
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                    $ 523,366   $ 462,943    $  48,958    $  77,303    $  55,878   $  79,099   $  98,868   $ 108,509
                                    =========   =========    =========    =========    =========   =========   =========   =========
Three Months
EXPLORATION AND PRODUCTION
Operations ........................ $  56,496   $  69,653    $  17,614    $  19,547    $  19,285   $  26,269   $  24,510   $  27,044
Gain from gas contract buyout......    95,772           -       95,772            -            -           -           -           -
Gain from producing property sale..     4,338           -        4,338            -            -           -           -           -
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                      156,606      69,653      117,724       19,547       19,285      26,269      24,510      27,044
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
GAS SERVICES
Natural gas processing ............    67,204      48,735        6,657        3,530        1,700       2,261         396       1,928
Natural gas gathering
  and marketing ...................    41,215      51,357        2,071        3,316        1,776       2,057       6,268       3,904
Other .............................     3,646       2,570        3,399          686           26         649       3,553         555
Gain from major asset sale ........         -      29,828            -       29,828            -           -           -           -
Restructuring charges
  and asset write-downs ...........         -           -            -      (25,650)           -      13,183           -           -
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                      112,065     132,490       12,127       11,710        3,502      18,150      10,217       6,387
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
REAL ESTATE
Operations ........................    39,720      35,632       10,101        8,254        1,985       2,088      13,548      17,311
Write-downs of properties .........         -           -     (112,794)           -            -           -           -           -
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                       39,720      35,632     (102,693)       8,254        1,985       2,088      13,548      17,311
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
CORPORATE .........................         -           -            -            -          839         897         153         800
                                    ---------   ---------    ---------    ---------    ---------   ---------   ---------   ---------
                                    $ 308,391   $ 237,775    $  27,158    $  39,511    $  25,611   $  47,404   $  48,428   $  51,542
                                    =========   =========    =========    =========    =========   =========   =========   =========

---------------------
*On accrual basis, including exploratory expenditures.

       Effective July 1, 1995, the Company terminated its North Texas gas sales contract with Natural Gas Pipeline Company of America (Natural) which had been scheduled to expire on December 31, 1997. In exchange, it received proceeds (for itself and other interest owners) consisting of $55,500,000 in cash
(which was used to pay down long-term debt), receivables with present values of $91,608,000 and $82,369,000, respectively, related to payments of $95,000,000 and $91,000,000 due from Natural on February 1, 1996 and 1997 and ownership (effective in January 1998) of Natural's gathering system that serves the Company's 1,500

North Texas wells. The present value of the Company's share of these early termination proceeds aggregated $176,189,000. After recognizing the remaining $29,067,000 of previously deferred restructuring proceeds related to this contract and deducting associated property costs of $109,484,000, the Company reported a gain of $95,772,000 on the contract buyout in the second quarter of fiscal 1996. As a result of the contract termination, beginning July 1, 1995, the Company now receives market-sensitive prices for 80 MMcf per day of natural gas for which it had been receiving $4 per Mcf.

       During the three-month period ended April 30, 1995, the Company implemented a personnel reduction program which resulted in the elimination of approximately 300 jobs. Aggregate pretax costs of this program, including $5,665,000 reported as general and administrative expense, totaled $20,200,000. Of these costs, $11,128,000 represented the present value of incremental pension and retiree medical benefits provided under a voluntary incentive retirement program offered to 130 employees (114 of whom accepted) while $9,072,000 represented the cash costs of severance and other benefits.

       Exploration and Production segment operating earnings for the three-month period ended July 31, 1995 include a gain of $4,338,000 from the sale of certain West Texas producing oil and gas properties. During the three-month period ended April 30, 1994, the Company sold 16 land drilling rigs for $9,000,000 in cash and warrants to acquire common stock of the purchaser under which as much as an additional $1,000,000 may be realized during the two-year period following the sale. This sale effectively completed the Company's withdrawal from the contract drilling business. The $3,791,000 gain from this sale, which did not include any value for the warrants, is reported as a component of the segment operating earnings of the Exploration and Production Division.

       During the three-month period ended July 31, 1994, the Company sold its Spindletop gas storage facility, its Winnie Pipeline system and a 50% interest in a related gas processing plant for $120,000,000 and recorded a gain of $29,828,000. On June 1, 1994, the Company received cash proceeds of $108,000,000, which were used to pay down outstanding borrowings under its revolving credit and commercial paper facilities. The remaining sales proceeds of approximately $12,000,000, together with interest from June 1, 1994, were received in February 1995.

       Also during the three-month period ended July 31, 1994, Gas Services Division restructuring charges and asset write-downs totaling $25,650,000 were recorded. This restructuring program was undertaken because of the adverse economic environment, particularly prices and margins, experienced by these businesses during the last half of fiscal 1994 and early in fiscal 1995. The restructuring program called for the sale or disposition of a number of idle gas processing plants, including leased equipment associated with certain of them. In this regard, asset write-downs and other non-cash charges totaling $18,286,000 were recorded. In addition, a voluntary incentive retirement program was undertaken to bring the division's employment level in line with the expected future needs. The costs associated with this program aggregated $7,364,000, most of which will be paid out over an extended period as incremental retirement and retiree medical benefits.

       In August 1995, the Company completed a real estate asset management study and adopted a revised business plan that calls for the disposal of most of its properties located outside The Woodlands. Because of the revised business plan, it was necessary to reduce the carrying values of certain properties (principally land held for investment, development or sale and resort and other operating properties) to their estimated fair market values. As a result, write-downs of $112,794,000 were recorded during the three-month period ended July 31, 1995.

(8)    SUPPLEMENTAL CASH FLOW INFORMATION

       Interest paid--exclusive of amounts capitalized, but including amounts reported as cost of sales for finance operations--totaled $19,664,000 and $18,804,000 during the six-month periods ended July 31, 1995 and 1994. Income taxes paid during these periods totaled $2,906,000 and $336,000. A newly formed, 25%-owned partnership assumed a mortgage obligation of $12,796,000 in connection with its July 1995 purchase of ten office buildings from the Company. There were no other significant non-cash investing or financing activities during the six-month periods ended July 31, 1995 and 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The discussion which follows summarizes the Company's financial position at July 31, 1995 and the results of its operations for the six-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements, notes thereto and other financial data included in the Company's Annual Report for the fiscal year ended January 31, 1995. Applicable amounts shown herein for the six-month period ended July 31, 1994 have been restated to give effect to the Company's previously reported adoption of the successful efforts method of accounting for its oil and gas producing activities.

REFOCUSING OF THE COMPANY'S OPERATIONS. Beginning in fiscal 1995, management embarked on an extensive refocusing of the Company to (i) improve stockholder value, (ii) position the Company to better compete in volatile, and sometimes depressed, energy markets and (iii) mitigate, either through new sources or cost reductions, the loss of cash flows that would occur with the scheduled expiration on December 31, 1997 of the premium-priced North Texas sales contract covering approximately one-half of its natural gas production. Because of the broad range of issues involved, it was understood that no single, easily implemented measure would suffice. Rather, a number of actions would need to be implemented over time.

       Actions being implemented as a result of this effort include streamlining operations by concentrating activities on core businesses with an appropriate mix of near- and long-term profit potential and eliminating other activities and the costs associated with them. Consistent with this, capital spending is being directed almost exclusively to the drilling and recompletion of wells and acquisitions of oil and gas properties in core areas, expanding gas processing plants serving core areas, expansion of an Austin Chalk gas gathering system and continued development of The Woodlands. In addition, oil and gas finding costs are being minimized by concentrating the exploration program on core areas where the Company has had the greatest success.

       As part of the program, a companywide asset study was undertaken to identify for sale underutilized assets or non-core holdings that have greater value to others. Three major energy assets were sold during fiscal 1995 at a pretax gain of $52.6 million for a total consideration of $164 million. The Company has identified certain other energy assets that it plans to dispose of, including marginally profitable oil and gas properties (some of which were sold in fiscal 1996) and certain underutilized gas processing plants and gas gathering systems. Asset write-downs and restructuring charges were recorded in fiscal 1995 to, among other things, reduce the carrying values of the assets to be disposed of to their estimated sales values.

       During August 1995, the Company completed the real estate property portion of its asset study, concluding that it should place even greater emphasis on developing The Woodlands and work toward disposing of most of its other holdings through sales or accelerated development. Based on an extensive review of the estimated values to be realized from these dispositions, the Company recorded pretax asset write-downs totaling $112.8 million in fiscal 1996's second quarter. The Company believes that both its profitability and financial flexibility will be enhanced by monetizing these assets and redeploying the proceeds instead of holding the properties for long-term investment or development. In addition, sales of these properties will enable the Company to concentrate its efforts, reduce real estate debt and begin recapitalizing its remaining holdings to enhance their returns, either as part of the corporation or as a stand-alone entity.

       Following these write-downs, the remaining book value of the Company's properties outside The Woodlands totaled $119.7 million. Consistent with the asset study conclusions, an earnest money contract was signed during August 1995 to sell more than 22,000 acres of timberlands northwest of The Woodlands, and The San Luis Resort in Galveston was listed for sale in August 1995. The timberlands sale is scheduled to close in the fourth quarter upon completion of customary survey and title work. No significant gain or loss is expected on the timberlands sale since its terms were considered in determining estimated values in connection with the asset study.

       As a result of the fiscal 1995 asset sales, attrition and a voluntary incentive retirement program covering the Gas Services Division, the Company's full-time employment level was reduced by approximately 300 (from 2,900 to 2,600) in fiscal 1995. To further lower costs, a companywide cost reduction program was undertaken in fiscal 1996's first quarter that resulted in the elimination of approximately 300 additional jobs. Voluntary incentive retirement benefits were provided to 114 participants and severance benefits were paid to terminated employees not eligible for the retirement benefits. The $20.2 million pretax cost of this program, which the Company expects to recover in approximately one year, was accrued during the first quarter of fiscal 1996.

       To facilitate its transition to the market-sensitive environment, the Company entered into agreements with Natural Gas Pipeline Company of America (Natural) terminating effective July 1, 1995 the Company's North Texas gas sales contract that otherwise would have expired on December 31, 1997 (such agreements are filed as Exhibits 10(a) and 10(b) to this Form 10-Q). Effective with the contract buyout, the Company gained operational control of Natural's gathering system that services the Company's North Texas wells and will obtain ownership of that system on January 1, 1998. In addition, for itself and other interest owners, the Company received a $55.5 million cash payment on July 1, 1995 and receivables with present values of $91.6 million and $82.4 million related to payments due from Natural on February 1, 1996 and 1997 of $95 million and $91 million. The timing of these payments accelerates the Company's receipt of the premium financial benefits of the contract, making these funds available earlier for debt repayment or funding acquisitions or other investments to replace a portion of the operating cash flows previously provided by the North Texas contract. Further, the buyout freed the Company from contract-related production limits, and the gain resulting from the buyout accelerated its use of approximately $25 million in Federal income tax credit carryforwards.

       The present value of the Company's share of the early termination proceeds totaled approximately $176.2 million. After recognizing $29.1 million of previously deferred restructuring revenues related to the Natural contract and deducting associated property costs of $109.5 million, the Company reported a pretax gain of $95.8 million on the contract buyout in fiscal 1996's second quarter.

       As a result of the contract termination, the Company now receives market-sensitive prices for the approximately 80 MMcf per day of residue gas that Natural had been buying for $4 per Mcf (the "wet" production volumes associated with these sales approximate 103 MMcf per day). Because of this, beginning in July 1995, the Company's ongoing natural gas revenues have been substantially reduced. From a cash flow standpoint, however, this will be mitigated by the cash receipts from Natural on February 1, 1996 and 1997 and proceeds from asset sales as well as reduced outlays resulting from past and future actions associated with the Company's refocusing efforts.

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

       The Company's business plan includes the use of energy and real estate partnerships and sales in the normal course of business of mature real estate properties to provide for some of its funding needs. The Company believes that these resources, together with operating cash flows, proceeds from the North Texas gas contract buyout and sales of non-core assets, will be sufficient to allow it to provide for its short- and long-term liquidity needs. Incremental short-term needs, if any, can be met by borrowing under existing committed bank credit facilities while public debt and equity markets can be accessed to provide for longer-term needs.

       In concert with its longstanding strategy of using partnerships and selling mature real estate properties to fund capital requirements, the Company sold a 75% interest in 10 office buildings in The

Woodlands to Crescent Real Estate Equities, Inc., in July 1995. This transaction, which reduced the Company's long-term debt by $39 million, established a relationship that is expected to provide funding for future office development projects in The Woodlands.

       At July 31, 1995, the Company's long-term debt totaled $787 million, down from $895 million at the beginning of the fiscal year. The Company's committed bank revolving credit and commercial paper facilities now provide for an aggregate borrowing capacity of approximately $558 million, of which approximately $494 million was unused at July 31, 1995. Exclusive of maturities under its bank credit facilities and commercial paper program, the Company's five-year debt maturities totaled approximately $232 million at that date. Because the Company's borrowing capabilities now exceed any anticipated future needs, a review is in progress that could result in reductions of the size of its bank revolving credit and commercial paper facilities.

       The Company's fiscal 1996 budget for capital and exploratory expenditures initially was set at $228.7 million, 4.1% above fiscal 1995's actual spending. In August, this amount was increased to $255 million to cover incremental Exploration and Production spending for the expected third quarter producing property acquisition and expenditures in North Texas to take advantage of the opportunity to increase production levels after the gas contract buyout. During the first half of fiscal 1996, capital and exploratory expenditures totaled $98.9 million. That period's spending was below budget largely because of timing differences that should reverse as the year progresses.

       Because of future collections of proceeds from the natural gas contract buyout and from asset sales associated with the ongoing refocusing program, the Company's long-term debt is expected to remain below the level that existed at the beginning of fiscal 1996. However, because of the timing of cash receipts from Natural and from asset sales, long-term debt balances may rise or fall significantly during individual quarters. After decreasing by $93.2 million during the second quarter, long-term debt likely will rise during fiscal 1996's third quarter when capital expenditures are expected to be high and the Company's quarterly Federal income tax deposit will include a substantial amount related to the gas contract buyout. Additionally, as discussed below, the Company's energy operating earnings and cash flows will likely be depressed during the third quarter before recovering in the fourth.

SECOND-HALF OPERATIONS. The Company's operations during fiscal 1996's second half are expected to be affected by several factors which will adversely impact the third quarter results, but most of which should reverse during the fourth. These include (i) a temporary shutdown of Natural's pipeline system that transports natural gas from the Company's Bridgeport gas processing plant, (ii) a one-month shutdown of the MTBE plant in which the Company holds a one-third interest and (iii) a build-up of NGL inventories during the third quarter to meet fourth quarter demand.

       Natural's pipeline is scheduled to be out of operation for 20 days in early October. During this period, the Company plans to shut down its Bridgeport plant for 10 days for maintenance. Subsequent to the recent termination of the Natural contract, the Company--while continuing to use Natural's pipeline to transport its North Texas residue gas--has begun taking the steps necessary to access alternative interstate and intrastate pipelines to transport that gas. Unless alternative outlets are secured by early October, the Company's Bridgeport plant will be idled and its North Texas gas production will be curtailed during the entire 20-day period that Natural's pipeline is out of service.

       The MTBE plant was shut down on August 13 for approximately one month to implement some plant modifications and to replace certain defective or improperly designed equipment (largely at the cost of the respective suppliers). After it is restarted in mid-September, the plant is expected to be capable of producing up to 15,000 barrels per day, which compares to its original design capacity of 12,600 barrels per day.

       Market-sensitive natural gas prices have been extremely low recently (the Company's average sales price for such production was $1.47 per Mcf in August). This, coupled with price-related production curtailments and the factors discussed above, will depress energy operating earnings in the third quarter. Results could rebound in the fourth quarter, however, because of seasonal improvements in energy markets, sales of the NGLs inventoried in the third quarter and increased production of the MTBE plant.

OPERATING STATISTICS

       Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and six-month periods ended July 31, 1995 and 1994 follow:

                                                   Three Months                   Six Months
                                             -----------------------       -----------------------
                                               1995           1994           1995           1994
                                             --------       --------       --------       --------
AVERAGE DAILY VOLUMES
Natural gas sales (Mcf) ................      207,700        211,200        216,100        214,900
Crude oil and condensate sales (Bbls)...        5,400          6,500          5,500          6,600
Natural gas liquids produced (Bbls) ....       48,900         49,200         48,600         46,300
Pipeline throughput (Mcf)
   Total ...............................      368,000        457,000        364,000        483,000
   Exclusive of Winnie Pipeline
      (which was sold in June 1994) ....      368,000        391,000        364,000        358,000

AVERAGE SALES PRICES
Natural gas (per Mcf) ..................     $   2.31       $   2.75       $   2.41       $   2.78
Crude oil and condensate (per Bbl) .....        16.85          17.16          17.10          15.25
Natural gas liquids produced (per Bbl)..        11.39          11.26          11.45          11.14
RESIDENTIAL LOT SALES - THE WOODLANDS
Lots sold ..............................          277            260            462            488
Average price ..........................     $ 40,217       $ 36,462       $ 39,663       $ 37,158
Average price per square foot ..........         3.88           3.45           3.83           3.47

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 1995
COMPARED WITH SIX MONTHS ENDED JULY 31, 1994

       The Company's results for the six-month periods ended July 31, 1995 and 1994--both before and after unusual items--are summarized in the table on the following page. Because of the impact of unusual items, the Company's net earnings for the first half of fiscal 1996 of $2.3 million were $19.5 million below those of the prior-year period. Unusual items reduced the net earnings of the current-year period by $23.7 million but added $4.3 million to net earnings of the comparable prior-year period.

       Excluding the unusual items, fiscal 1996's first half earnings were $8.5 million above those of the comparable prior-year period. The major contributors to this increase included improved gas processing margins and earnings from real estate operations, the Company's equity in the earnings of the MTBE plant partnership and personnel-reduction-driven declines in costs and expenses. These improvements were partially offset, however, by the negative impact of lower market-sensitive natural gas prices in fiscal 1996 and the one-month impact on subsequent operations of the buyout of the Natural gas sales contract.

       The following table and discussion identify and explain the major increases (decreases) in earnings for the six-month periods (in millions):

                                                  Segment Operating Earnings
                                               ---------------------------------
                                               Exploration
                                                   and          Gas        Real                 Pretax      Net
                                               Production     Services    Estate    Other*     Earnings   Earnings
                                               ----------     --------    ------    ------     --------   --------
FISCAL 1995 AMOUNTS .......................      $ 48.1        $ 13.9     $ 15.3    $(44.2)      $ 33.1   $ 21.8
                                                 ------        ------     ------    ------       ------   ------
ELIMINATE IMPACT OF FISCAL 1995
   UNUSUAL ITEMS (see page 11)
Gas Services restructuring charges
   and asset write-downs ..................          -           25.7          -         -         25.7     16.7
Gains from major energy asset sales .......        (3.8)        (29.8)         -         -        (33.6)   (21.0)
                                                 ------        ------     ------    ------       ------   ------
                                                   (3.8)         (4.1)         -         -         (7.9)    (4.3)
                                                 ------        ------     ------    ------       ------   ------
FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS ..        44.3           9.8       15.3     (44.2)        25.2     17.5
                                                 ------        ------     ------    ------       ------   ------
MAJOR INCREASES (DECREASES)
Natural gas production
   Lower market-sensitive sales price .....        (8.7)            -          -         -         (8.7)    (5.7)
   Contract buyout ........................        (3.8)            -          -        .5         (3.3)    (2.1)
Lower salary and benefits expenses
   due to personnel reductions ............         2.3           1.9         .3       1.4          5.9      3.8
Absence of proved property impairments ....         3.3             -          -         -          3.3      2.1
Increased exploratory dry hole costs ......        (2.2)            -          -         -         (2.2)    (1.4)
Reduced amortization of deferred gas
   contract restructuring proceeds ........        (1.9)            -          -         -         (1.9)    (1.2)
Natural gas processing
   Higher NGL prices ......................          -            2.3          -         -          2.3      1.5
   Increased production volumes ...........          -             .9          -         -           .9       .6
   Lower feedstock costs due to
     lower market-sensitive gas prices ....          -            5.4          -         -          5.4      3.5
   Deferred profits on NGL inventories ....          -            1.9          -         -          1.9      1.2
Natural gas buy/resale gross profits
   UPRC partnerships ......................          -            2.2          -         -          2.2      1.4
   Southwestern's North Texas system ......          -           (1.4)         -         -         (1.4)     (.9)
Equity in MTBE plant earnings .............          -            3.9          -         -          3.9      2.5
Real Estate--The Woodlands ................          -              -        1.3         -          1.3       .8
Interest expense incurred .................          -              -          -       2.7          2.7      1.8
Other
   SAR/Bonus unit expense accruals ........         (.3)          (.2)       (.3)      (.5)        (1.3)     (.8)
   Miscellaneous ..........................         2.0          (1.6)       (.5)       .7           .6       .4
Lower effective tax rate ..................          -              -          -         -            -      1.0
                                                 ------        ------     ------    ------       ------   ------
                                                   (9.3)         15.3         .8       4.8         11.6      8.5
                                                 ------        ------     ------    ------       ------   ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS ..        35.0          25.1       16.1     (39.4)        36.8     26.0
                                                 ------        ------     ------    ------       ------   ------
FISCAL 1996 UNUSUAL ITEMS (see page 11)
Gain from natural gas contract buyout .....        95.8             -          -         -         95.8     59.4
Write-downs of real estate properties .....          -              -     (112.8)        -       (112.8)   (73.3)
Personnel reduction program costs .........        (7.9)         (3.6)      (3.0)     (5.7)       (20.2)   (12.5)
Gain from sale of producing properties ....         4.3             -          -         -          4.3      2.7
                                                 ------        ------     ------    ------       ------   ------
                                                   92.2          (3.6)    (115.8)     (5.7)       (32.9)   (23.7)
                                                 ------        ------     ------    ------       ------   ------
FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS ...      $127.2        $ 21.5    $ (99.7)   $(45.1)      $  3.9   $  2.3
                                                 ======        ======    =======    ======       ======   ======

-----------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and Production operating earnings before unusual items declined $9.3 million during fiscal 1996's first half, to $35 million. This unfavorable comparison was primarily the result of lower market-sensitive natural gas prices and the adverse impact on subsequent operations of the natural gas contract buyout effective July 1, 1995. The negative effect of these items was offset somewhat by lower salary and benefits expenses resulting from the first quarter personnel reduction program and the absence of proved property impairments in the fiscal 1996 period.

NATURAL GAS - LOWER MARKET-SENSITIVE SALES PRICE ($8.7 MILLION DECREASE). For production outside the North Texas area, the Company's average market-sensitive natural gas sales price during the first six months of fiscal 1996 of $1.57 per Mcf was 24% below the $2.07 realized during the comparable period of the prior year. Prices were strong in the prior year's first quarter before declining over the remainder of the fiscal year (the full-year average market-sensitive sales price for fiscal 1995 was $1.90 per Mcf).

NATURAL GAS - CONTRACT BUYOUT. Effective with the contract buyout on July 1, 1995, the Company began receiving market-sensitive prices for approximately 80 MMcf per day of North Texas residue gas previously sold at substantially higher contract prices ($4.00 and $3.75 per Mcf, respectively, in calendar 1995 and 1994). Because of seasonal and other market factors, July 1995 production was sold at $1.25 per Mcf, causing gas sales revenues to be substantially less than they had been in July 1994. After price-related cost reductions and the impact of lower DD&A charges (because the carrying values of the North Texas producing properties were reduced in connection with the buyout), oil and gas operating earnings on a year-to-year basis were lowered by $3.8 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $2.1 million.

ABSENCE OF PROVED PROPERTY IMPAIRMENTS ($3.3 MILLION INCREASE). Downward revisions in reserve estimates for certain oil and gas properties resulted in the recording of impairments totaling $3.3 million during the prior year's second quarter. No such impairments have occurred in fiscal 1996.

INCREASED EXPLORATORY DRY HOLE COSTS ($2.2 MILLION DECREASE). Exploratory dry hole costs totaled $2.2 million during fiscal 1996's first six months; virtually no such costs were expensed in the comparable prior-year period.

REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($1.9 MILLION DECREASE). Prior to the buyout of the Natural contract effective July 1, 1995, certain volume-related deferred contract restructuring proceeds were amortized. Although not increasing cash flows, such amortization -- net of related costs -- added $6.3 million to operating earnings in fiscal 1995's first half. Exclusive of the $29.1 million separately recognized in connection with the natural gas contract buyout, such amortization added $4.4 million, or $1.9 million less, to the operating earnings of fiscal 1996's first half.

GAS SERVICES OVERVIEW

Gas Services operating earnings before unusual items rose $15.3 million during fiscal 1996's first half largely because of lower natural gas feedstock costs, higher NGL sales prices and increased earnings from the Company's one-third interest in an MTBE plant partnership. Lower feedstock costs because of the period's depressed market-sensitive natural gas prices, coupled with higher NGL prices, caused natural gas processing margins to be substantially better during the first six months of fiscal 1996. NGL production volumes averaged 48,600 barrels per day, up from 46,300 during the first half of fiscal 1995. Natural gas buy/resale gross profits also rose during the period largely because of the lower market-sensitive natural gas prices, which caused margins under fixed-price sales contracts to increase. Also contributing to the improvement were personnel-reduction-related cost savings.

NATURAL GAS PROCESSING - HIGHER NGL PRICES ($2.3 MILLION INCREASE). The average price for NGLs produced during the current period of $11.45 per barrel was $.31 above the average for the comparable prior-year period, increasing operating earnings by $2.3 million.

NATURAL GAS PROCESSING - INCREASED PRODUCTION VOLUMES ($.9 MILLION INCREASE). NGL production volumes averaged 48,600 barrels per day in fiscal 1996's first half, up 5% from the prior-year period's 46,300. Certain "keep whole" plants were temporarily idled early in fiscal 1995 when they were uneconomical to operate because market-sensitive natural gas feedstock costs were high at the same time NGL prices were depressed. These plants operated in fiscal 1996 and this--coupled with an expansion of the Madison plant, which was completed in January 1995, and increased gas production of the Ferguson-Burleson system--caused current-period volumes to increase.

NATURAL GAS PROCESSING - LOWER FEEDSTOCK COSTS DUE TO LOWER MARKET-SENSITIVE GAS PRICES ($5.4 MILLION INCREASE). Feedstock costs consist primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Accordingly, feedstock costs under keep-whole agreements vary directly with market-sensitive natural gas prices, while costs under percentage-of-proceeds agreements vary directly with NGL prices. Consequently, lower market-sensitive gas prices during fiscal 1996's first half caused feedstock costs under keep-whole agreements to decline, increasing operating earnings by $5.4 million.

DEFERRED PROFITS ON NGL INVENTORIES ($1.9 MILLION INCREASE). Since for plant settlement purposes all plant production is presumed to be sold, the earnings applicable to production inventoried by the marketing department must be eliminated for accounting purposes. This elimination typically decreases earnings (defers profit) when NGL inventory volumes increase and vice versa when volumes decrease. In the current period, the Company's NGL inventories were reduced by 1.2 million barrels as essentially all the remaining volumes of unfractionated liquids associated with the April 1994 fire at Gulf Coast Fractionators' (GCF) facility were fractionated and sold. As a result, $.6 million of previously deferred profits were recognized. Conversely, inventories increased by 2.4 million barrels in the prior-year period, largely due to the fire-related shutdown of GCF, resulting in the deferral of $1.3 million in profits.

NATURAL GAS BUY/RESALE GROSS PROFITS - UPRC PARTNERSHIPS ($2.2 MILLION INCREASE). The Company's equity in the buy/resale gross profits of this 45%-owned venture with Union Pacific Resources Company (UPRC) were $2.2 million higher during the first half of fiscal 1996. The increase was principally related to fixed-price sales contracts and occurred largely because gas purchase costs declined as a result of the period's lower market-sensitive gas prices. Also, the Company purchased smaller volumes under fixed-price contracts in fiscal 1996 and at somewhat lower prices.

NATURAL GAS BUY/RESALE GROSS PROFITS - SOUTHWESTERN'S NORTH TEXAS SYSTEM ($1.4 MILLION DECREASE). Gross profits from the buy/resale activities of this system during the first half of fiscal 1996 were $1.4 million below those of the comparable prior-year period largely because of increased purchases of gas at fixed prices. To secure NGL processing feedstock volumes during times of limited drilling in its service area, this system in recent years has entered into one- and two-year gas supply contracts. Because of fiscal 1996's lower market-sensitive gas prices, the system's revenues from residue gas sales declined. This, coupled with the absence of a corresponding decline in gas purchase costs (because of the fixed-price agreements), caused margins to be narrowed.

EQUITY IN MTBE PLANT EARNINGS ($3.9 MILLION INCREASE). During the first half of fiscal 1996, the Company recorded $3.9 million as its one-third share of the pretax earnings of Belvieu Environmental Fuels, which owns and operates an MTBE plant. The plant, which began producing in the summer of 1994, suffered a series of start-up problems which extended into the first quarter of the current year. After resuming operations in March, the plant was deemed to be in service effective April 1, 1995. During the Company's second quarter, the plant produced approximately 12,000 barrels per day of MTBE. After a one-month shutdown in the third quarter to make certain modifications and to replace some defective equipment, the plant is expected to be capable of producing up to 15,000 barrels per day.

REAL ESTATE AND OTHER

THE WOODLANDS ($1.3 MILLION INCREASE). Excluding unusual items, operating earnings from real estate activities in The Woodlands totaled $16 million, or $1.3 million more than was earned during the first six months of fiscal 1995. The increase was the result of a $2.4 million rise in earnings from commercial properties, which was attributable to several factors, including: (i) receipt of a $.6 million construction management fee, (ii) higher rental rates and occupancies, (iii) improved earnings for The Woodlands Executive Conference Center, (iv) higher earnings of a mortgage subsidiary and (v) earnings from The Woodlands Mall, which opened in October 1994.

       Earnings from residential lot sales were essentially flat as a 5% decline in the number of lots sold (462 in the current period, compared with 488 in the corresponding prior-year period) was offset by a 7% increase in the average sales price. In response to declining mortgage interest rates, second quarter lot sales were almost 7% above the prior period's level; conversely, largely because of higher interest rates, first quarter lot sales trailed those of the prior-year period by 19%. Operating earnings from commercial land sales also were essentially even as profits from fiscal 1996 sales, including 14.1 acres in the Town Center, matched gains recognized in the prior period on sales to partnerships of sites for the Cochran's Crossing retail center and the Forest View Apartments.

INTEREST EXPENSE INCURRED. Interest expense incurred during fiscal 1996's first half (of $32.7 million) was $2.7 million below that of the prior-year period because of a $109 million decline in the average balance of outstanding debt. This decline occurred principally because cash proceeds from current and prior-year asset sales and the gas contract buyout were used to pay down debt. The interest savings from the debt balance decline were partially offset, however, by the impact of higher short-term (variable) interest rates during fiscal 1996's first quarter.

OTHER - SAR/BONUS UNIT EXPENSE ACCRUALS ($1.3 MILLION DECREASE). During the fiscal 1996 period, $.3 million in SAR/Bonus unit expense accruals were recorded as the average price of the Company's stock rose $.50 per share. Conversely, in the comparable prior-year period, SAR/Bonus expense accrual reversals of $1 million were recorded because of declines in the stock price.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1995
COMPARED WITH THREE MONTHS ENDED JULY 31, 1994

       The Company's results for the three-month periods ended July 31, 1995 and 1994--both before and after unusual items--are summarized in the table that follows. Because of the impact of unusual items, the Company's net earnings for the second quarter of fiscal 1996 of $5.5 million were $5.9 million below those of the prior year's second quarter. Unusual items reduced net earnings of the current-year period by $11.2 million, or $9.4 million more than during the prior-year period.

       Excluding the unusual items, fiscal 1996's second quarter earnings were $7.1 million above those of the prior-year period largely because of increases in segment operating earnings for Gas Services and Real Estate activities and reductions in general and administrative expense and other expense.

       The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                       Segment Operating Earnings
                                                   -----------------------------------
                                                   Exploration
                                                      and          Gas          Real                     Pretax         Net
                                                   Production    Services      Estate       Other*      Earnings     Earnings
                                                   -----------   --------     --------     --------     --------     --------
FISCAL 1995 AMOUNTS ..........................      $   19.5     $   11.7     $    8.3     $  (22.3)    $   17.2     $   11.4
                                                    --------     --------     --------     --------     --------     --------
ELIMINATE IMPACT OF FISCAL 1995
   UNUSUAL ITEMS (see page 11)
Gas Services restructuring charges
   and asset write-downs .....................         -             25.7        -            -             25.7         16.7
Gain on sale of Winnie/Spindletop ............         -            (29.8)       -            -            (29.8)       (18.5)
                                                    --------     --------     --------     --------     --------     --------
                                                       -             (4.1)       -            -             (4.1)        (1.8)
                                                    --------     --------     --------     --------     --------     --------

FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS .....          19.5          7.6          8.3        (22.3)        13.1          9.6
                                                    --------     --------     --------     --------     --------     --------
MAJOR INCREASES (DECREASES)
Natural gas production
   Lower market-sensitive sales price ........          (2.9)       -            -            -             (2.9)        (1.9)
   Contract buyout (see page 17) .............          (3.8)       -            -               .5         (3.3)        (2.1)
Lower salary and benefits expenses
   due to personnel reductions ...............           1.8           .9           .3          1.4          4.4          2.9
Reduced amortization of deferred gas
   contract restructuring proceeds ...........          (1.4)       -            -            -             (1.4)         (.9)
Proved property impairments (see page 17) ....           3.3        -            -            -              3.3          2.1
Natural gas processing - Lower feedstock costs
   due to lower market-sensitive gas prices ..         -              2.1        -            -              2.1          1.4
Equity in MTBE plant earnings ................         -              3.0        -            -              3.0          2.0
Real Estate--The Woodlands ...................         -            -              1.0        -              1.0           .7
Lower interest expense incurred
   due to average balance decline ............         -            -            -               .8           .8           .5
Other ........................................           1.1         (1.5)          .5          1.2          1.3           .8
Lower effective tax rate .....................         -            -            -            -            -              1.6
                                                    --------     --------     --------     --------     --------     --------
                                                        (1.9)         4.5          1.8          3.9          8.3          7.1
                                                    --------     --------     --------     --------     --------     --------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS .....          17.6         12.1         10.1        (18.4)        21.4         16.7
                                                    --------     --------     --------     --------     --------     --------
FISCAL 1996 UNUSUAL ITEMS (see page 11)
Gain from natural gas contract buyout ........          95.8        -            -            -             95.8         59.4
Write-downs of real estate properties ........         -            -           (112.8)       -           (112.8)       (73.3)
Gain from sale of producing properties .......           4.3        -            -            -              4.3          2.7
                                                    --------     --------     --------     --------     --------     --------
                                                       100.1        -           (112.8)       -            (12.7)       (11.2)
                                                    --------     --------     --------     --------     --------     --------
FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS ......      $  117.7     $   12.1     $ (102.7)    $  (18.4)    $    8.7     $    5.5
                                                    ========     ========     ========     ========     ========     ========


-----------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, Exploration and Production Division fiscal 1996 second quarter operating earnings were $1.9 million below those of the comparable prior-year period principally due to lower market-sensitive natural gas prices, the previously discussed impact of the natural gas contract buyout on operations and reduced amortization of deferred gas contract restructuring proceeds. These unfavorable variances were substantially offset by the absence of proved property impairments, which reduced the prior-period's earnings by $3.3 million, and personnel-reduction-related decreases in operating costs and expenses. During fiscal 1996's second quarter, natural gas sales averaged 207,700 Mcf per day at $2.31 per Mcf versus the prior period's 211,200 at $2.75. The volume decline resulted from price-related production curtailments.

NATURAL GAS - LOWER MARKET-SENSITIVE SALE PRICE ($2.9 MILLION DECREASE). The Company's average market-sensitive natural gas sales price during the current quarter was $1.64 per Mcf, down from the corresponding prior-year period's $1.96, reducing operating earnings by $2.9 million.

REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($1.4 MILLION DECREASE). As discussed on page 17, this amortization declined in fiscal 1996 and ceased with the buyout of the Natural contract. Such amortization added $1.8 million to the operating earnings of the second quarter of fiscal 1996, $1.4 million less than the amount for the comparable prior-year period.

GAS SERVICES

Exclusive of unusual items, Gas Services operating earnings before unusual items increased by $4.5 million (from $7.6 million to $12.7 million) during the fiscal 1996 period. This improvement was largely due to the Company's $3 million equity in the pretax earnings of the MTBE plant, which began producing on a test basis during the prior-year period. Also contributing to the rise were improved NGL margins, which were boosted by a $2.1 million decline in feedstock costs caused by the period's lower market-sensitive natural gas prices.

REAL ESTATE

THE WOODLANDS ($1 MILLION INCREASE). Operating earnings from real estate activities in The Woodlands increased $1 million during fiscal 1996's second quarter. The current period's earnings benefitted from increased residential lot sales in The Woodlands (277, versus 260 during last year's second quarter) and higher lot sales prices. Also contributing to the favorable quarter-to-quarter variance were earnings from the Company's 50% interest in The Woodlands Mall, which opened in October 1994.

                           Part II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders of Mitchell Energy & Development Corp. was held on June 28, 1995 for the purpose of electing a Board of 12 directors and considering and acting upon a proposal regarding the appointment of independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitations. Each of the nominees for the Board of Directors was elected by the Class A common stockholders.

       Stockholders of the Company approved a proposal to appoint Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 1996. The vote was as follows:

                                                                           Per-
                                                           Number          cent
                                                         ----------        -----
    Shares voted "for" ...............                   21,856,825        99.76
    Shares voted "against" ...........                       16,257          .07
    Shares abstaining ................                       36,493          .17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             10(a) Settlement Agreement dated July 1, 1995 between Mitchell Energy Corporation, Mitchell Gas Services, Inc. and Natural Gas Pipeline Company of America.

             10(b) Agreement to Terminate Gas Purchase Contract and Associated Agreements dated July 1, 1995 between Natural Gas Pipeline Company of America and Mitchell Energy Corporation.

             12      Computation of ratio of earnings to fixed charges

             27      Financial Data Schedule

     (b) No reports were filed on Form 8-K during the three-month period ended July 31, 1995.

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

                                       MITCHELL ENERGY & DEVELOPMENT CORP.
                                       -----------------------------------
                                                 (Registrant)


Dated:  September 13, 1995             By: /s/ Philip S. Smith
                                          --------------------------------------
                                          Philip S. Smith
                                          Senior Vice President - Administration
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS


     10(a) Settlement Agreement dated July 1, 1995 between Mitchell Energy Corporation, Mitchell Gas Services, Inc. and Natural Gas Pipeline Company of America.

     10(b) Agreement to Terminate Gas Purchase Contract and Associated Agreements dated July 1, 1995 between Natural Gas Pipeline Company of America and Mitchell Energy Corporation.

     12        Computation of ratio of earnings to fixed charges

     27        Financial Data Schedule