Form 10-Q
period 1995-10-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1995-12-15
CIK 311995

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

                     FOR THE QUARTER ENDED OCTOBER 31, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



                TEXAS                                    74-1032912
      (State of incorporation)              (I.R.S. Employer Identification No.)


       2001 TIMBERLOCH PLACE
        THE WOODLANDS, TEXAS                               77380
Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                             ---       ---

            Shares of common stock outstanding at November 30, 1995:
                  Class A . . . . . . . .       23,218,540
                  Class B . . . . . . . .       28,820,815

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


Part II - Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                             OCTOBER 31,        January 31,
                                                                                 1995              1995
                                                                            -------------      -----------
ASSETS                                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . $     10,956        $     11,967
Trade receivables, net of allowance for
  doubtful accounts of $2,645 and $2,304  . . . . . . . . . . . . . . . . .       98,158             133,995
Gas contract buyout proceeds due February 1, 1996 (present value) . . . . .       93,533                 -
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,902              13,068
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,719              24,808
                                                                            ------------        ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .      235,268             183,838
                                                                            ------------        ------------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreci-
  ation, depletion and amortization of $1,356,777 and $1,381,977
Exploration and production
  Oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . . .      417,505             487,981
  Support equipment and facilities  . . . . . . . . . . . . . . . . . . . .       25,179              28,340
Gas services
  Natural gas processing  . . . . . . . . . . . . . . . . . . . . . . . . .       91,994             100,139
  Natural gas gathering . . . . . . . . . . . . . . . . . . . . . . . . . .      102,187              92,725
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,450              17,794
Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,641               7,120
                                                                            ------------        ------------
                                                                                 668,956             734,099
                                                                            ------------        ------------
REAL ESTATE
The Woodlands . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      622,198             654,881
Land held for investment, development or sale . . . . . . . . . . . . . . .       87,859             157,446
Resort and other operating properties . . . . . . . . . . . . . . . . . . .       30,848              65,249
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $622 and $515  . . . . . . . . . . . .       37,330              40,314
                                                                            ------------        ------------
                                                                                 778,235             917,890
                                                                            ------------        ------------
OTHER ASSETS (including $84,128 present value of
  gas contract buyout proceeds due February 1, 1997)  . . . . . . . . . . .      115,990              20,044
                                                                            ------------        ------------
                                                                            $  1,798,449        $  1,855,871
                                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     17,510        $     11,617
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . . . .       80,802              51,211
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . . .       97,442             107,414
                                                                            ------------        ------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .      195,754             170,242
                                                                            ------------        ------------
LONG-TERM DEBT
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      365,063             375,869
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . . . .      473,209             519,093
                                                                            ------------        ------------
                                                                                 838,272             894,962
                                                                            ------------        ------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .      178,995             200,722
Natural gas contract restructuring proceeds (Note 6)  . . . . . . . . . . .          -                35,017
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,054              29,774
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,541              50,124
                                                                            ------------        ------------
                                                                                 299,590             315,637
                                                                            ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
STOCKHOLDERS' EQUITY (Note 7)
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) . . . . .        5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .      143,302             143,472
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      341,356             347,573
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,211)            (21,401)
                                                                            ------------        ------------
                                                                                 464,833             475,030
                                                                            ------------        ------------
                                                                            $  1,798,449        $  1,855,871
                                                                            ============        ============

-------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)


                                                                   Three Months Ended         Nine Months Ended
                                                                        October 31               October 31
                                                                 -----------------------  -----------------------
                                                                   1995          1994        1995         1994
                                                                 ----------   ----------  ----------   ----------
REVENUES (Note 6)
Exploration and production (including second quarter gain
  from natural gas contract buyout of $95,772 in 1995)  . . . .  $   38,852   $   64,831  $  259,233   $  208,893
Gas services (including gains from asset sales
  of $18,993 and $48,821 in the 1994 periods)   . . . . . . . .     101,032      111,184     332,608      360,649
Real estate (including gain from sale of cable
  television operations of $19,449 in the 1995 periods)   . . .      53,335       31,639     124,744      101,055
                                                                 ----------   ----------  ----------   ----------
                                                                    193,219      207,654     716,585      670,597
                                                                 ----------   ----------  ----------   ----------
OPERATING COSTS AND EXPENSES (including first quarter person-
  nel reduction program costs of $14,535 in 1995) (Note 6)
Exploration and production  . . . . . . . . . . . . . . . . . .      34,540       44,877     127,753      140,875
Gas services (including asset write-downs/restructuring
  charges of $7,111 in the 1995 periods and $5,602
  and $31,252 in the 1994 periods)  . . . . . . . . . . . . . .      99,631       86,627     309,749      322,181
Real estate (including property write-downs of $112,794 in
  the second quarter of 1995 and $5,661 in the 1994 periods)  .      24,462       30,993     195,539       85,081
                                                                 ----------   ----------  ----------   ----------
                                                                    158,633      162,497     633,041      548,137
                                                                 ----------   ----------  ----------   ----------
SEGMENT OPERATING EARNINGS (Note 6) . . . . . . . . . . . . . .      34,586       45,157      83,544      122,460
General and administrative expense (including first quarter
  personnel reduction program costs of $5,665 in 1995)  . . . .       9,240       10,022      35,039       30,937
                                                                 ----------   ----------  ----------   ----------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . .      25,346       35,135      48,505       91,523
                                                                 ----------   ----------  ----------   ----------
OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .      15,643       17,263      48,313       52,598
Capitalized interest  . . . . . . . . . . . . . . . . . . . . .      (7,211)      (7,000)    (21,156)     (22,013)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .        (416)       1,658         127        4,608
                                                                 ----------   ----------  ----------   ----------
                                                                      8,016       11,921      27,284       35,193
                                                                 ----------   ----------  ----------   ----------
EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .      17,330       23,214      21,221       56,330

INCOME TAXES (Note 4) . . . . . . . . . . . . . . . . . . . . .       6,076        8,202       7,622       19,499
                                                                 ----------   ----------  ----------   ----------

NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . .  $   11,254   $   15,012  $   13,599   $   36,831
                                                                 ==========   ==========  ==========   ==========

EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . .       $ .21        $ .28       $ .26        $ .70
                                                                      =====        =====       =====        =====

AVERAGE COMMON SHARES OUTSTANDING   . . . . . . . . . . . . . .      52,044       52,758      52,043       52,755
                                                                     ======       ======      ======       ======

-------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended October 31, 1995
                         (dollar amounts in thousands)



                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock       Capital     Earnings      Stock       Total
--------------                                         ---------   -----------   --------    ---------   ---------
BALANCE, JANUARY 31, 1995 . . . . . . . . . . . . .    $  5,386    $ 143,472    $ 347,573   $ (21,401)  $ 475,030

Net earnings  . . . . . . . . . . . . . . . . . . .         -            -         13,599         -        13,599

Cash dividends (36 cents per share on Class A
   and 39 3/4 cents per share on Class B)   . . . .         -            -        (19,816)        -       (19,816)

Treasury stock purchases  . . . . . . . . . . . . .         -            -            -        (4,130)     (4,130)

Exercises of stock options  . . . . . . . . . . . .         -           (170)         -           320         150
                                                       --------    ---------    ---------   ---------   ---------

BALANCE, OCTOBER 31, 1995 . . . . . . . . . . . . .    $  5,386    $ 143,302    $ 341,356   $ (25,211)  $ 464,833
                                                       ========    =========    =========   =========   =========



                     ===================================



                                                      Common Stock Issued                     Treasury Stock
                                                  -------------------------------        -------------------------
SHARE AMOUNTS                                       Class A            Class B            Class A         Class B
-------------                                     ------------       ------------        ---------       ---------
BALANCE, JANUARY 31, 1995 . . . . . . . . . .       23,978,104       29,878,104            677,577        896,478

Treasury stock purchases  . . . . . . . . . .              -                -               94,100        167,500

Exercises of stock options  . . . . . . . . .              -                -              (12,121)       (12,697)

Other . . . . . . . . . . . . . . . . . . . .               (8)              (8)               -               -
                                                    ----------       ----------            -------      ---------
BALANCE, OCTOBER 31, 1995 . . . . . . . . . .       23,978,096       29,878,096            759,556      1,051,281
                                                    ==========       ==========            =======      =========

-------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                       October 31
                                                                                ------------------------
                                                                                  1995           1994
                                                                                ---------      ---------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   13,599     $   36,831
Adjustments to reconcile net earnings
    to cash provided by operating activities
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . .       80,811        110,306
     Exploration expenses, including dry-hole costs   . . . . . . . . . . . .       11,023          9,623
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .      (21,727)        10,385
     Cost of land sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,175         25,768
     Residential land development costs, net of reimbursements  . . . . . . .      (14,478)       (12,599)
     Distributions in excess of earnings of equity investees  . . . . . . . .        8,461         12,027
     Amortization of deferred natural gas contract restructuring proceeds   .       (5,950)       (12,382)
     Non-cash portion of natural gas contract buyout gain   . . . . . . . . .      (53,205)           -
     Write-downs of real estate properties  . . . . . . . . . . . . . . . . .      112,794          5,661
     Accrued personnel reduction program costs  . . . . . . . . . . . . . . .       11,128            -
     Gains from property sales  . . . . . . . . . . . . . . . . . . . . . . .      (25,100)       (52,612)
     Accrued restructuring costs  . . . . . . . . . . . . . . . . . . . . . .          -            9,830
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,156)         5,928
                                                                                ----------     ----------
                                                                                   140,375        148,766
     Changes in operating assets and liabilities  . . . . . . . . . . . . . .       37,822        (50,713)
                                                                                ----------     ----------
     Cash provided by operating activities  . . . . . . . . . . . . . . . . .      178,197         98,053
                                                                                ----------     ----------
INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis . . . . . . . . . . . . . . . . . . . . . . . . . .     (184,378)      (164,224)
   Residential land development costs deducted above  . . . . . . . . . . . .       14,478         12,599
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . . . . . . .      (10,808)       (11,561)
                                                                                ----------    -----------
                                                                                  (180,708)      (163,186)
Proceeds from major energy asset sales  . . . . . . . . . . . . . . . . . . .       19,569        152,000
Proceeds from sales of real estate commercial properties  . . . . . . . . . .       42,677          3,354
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,299            610
                                                                                ----------    -----------
     Cash used for investing activities   . . . . . . . . . . . . . . . . . .     (116,163)        (7,222)
                                                                                ----------    -----------
FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . . . . .          -          129,266
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (38,001)      (200,972)
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,816)       (20,086)
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,130)           -
Debt prepayment premium . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           (6,420)
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,098)          (782)
                                                                                ----------    -----------
     Cash used for financing activities   . . . . . . . . . . . . . . . . . .      (63,045)       (98,994)
                                                                                ----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .       (1,011)        (8,163)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       11,967         21,832
                                                                                ----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $   10,956    $    13,669
                                                                                ==========    ===========

-------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1995


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

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121) which is intended to establish more consistent accounting standards for measuring the recoverability of long-lived assets.
The Company must adopt this statement no later than for its quarter ending April 30, 1996. The Company's analysis of the potential impact of this statement on its oil and gas and real estate properties has been completed, and no significant adjustments to the carrying values of these assets will result from the adoption of SFAS No. 121. The analysis with respect to the Company's gas services assets has not been completed, and accordingly the impact that adoption of SFAS No. 121 will have on the carrying values of those assets has not been determined.

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

(3)    EQUITY INVESTMENTS
       Entities accounted for on the equity method include approximately 30 partnerships engaged in energy or real estate activities. The principal partnership interests included the following at October 31, 1995:

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

Other real estate partnerships own various commercial properties, essentially all of which are located in The Woodlands.

       The Company's net investment in each of these entities is included in the applicable segment's asset caption of the consolidated balance sheets, and its equity in the pretax earnings or losses of each entity is included in the applicable revenues or operating costs and expenses caption of the consolidated statements of earnings.

       The following paragraphs present summarized financial statement information, which is generally reported on a one-month lag, for all entities accounted for on the equity method. Summarized earnings information for these entities for the three- and nine-month periods ended October 31, 1995 and 1994 follows (in thousands):

                                                                    Three Months               Nine Months
                                                                --------------------      --------------------
                                                                  1995         1994         1995         1994
                                                                --------     --------     --------     --------
       Revenues   . . . . . . . . . . . . . . . . . . . . .     $136,893    $146,842      $395,167    $366,555
       Operating earnings   . . . . . . . . . . . . . . . .       30,822      23,749        65,422      38,160
       Pretax earnings (before interest expense for
          those entities whose activities are funded
          by capital contributions of the owners)*  . . . .       19,454      17,033        38,958      23,248
       Proportionate share of pretax earnings included
          in the Company's reported operating earnings*   .        7,098       6,464        16,089       9,462

       ------------------------------------
       *Amounts for the 1995 nine-month period are net of $8,276 ($4,138 propor-tionate share) of property write-downs discussed in the following paragraph.

       The Company has concluded that it would be in the best interest of the limited partners of The Fort Crockett Hotel Limited and itself that the partnership's property, The San Luis Hotel, be sold and the partnership liquidated. As a result, the partnership recorded an impairment loss of $8,276,000 during June 1995 to reduce the carrying amount for this asset to its estimated market value. The Company's share of this loss is included in the real estate property write-downs that were recorded during the three-month period ended July 31, 1995 (see Note 6).

       The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at October 31, 1995 and January 31, 1995 and the Company's proportionate share of such debt at October 31, 1995 is summarized below (in thousands):

                                               Entity Total             October 31, 1995 -- Company's Share
                                       ---------------------------     -------------------------------------
                                       October 31,      January 31,                      Non-
                                          1995             1995         Recourse       Recourse     Total
                                       -----------      ----------     ----------      --------   ----------
ENERGY ACTIVITIES
Belvieu Environmental Fuels (BEF) .    $   176,000      $  176,000     $   58,667      $    -     $   58,667
C&L Processors Partnership  . . . .         89,959         101,209         24,289        20,691       44,980
Gulf Coast Fractionators (GCF)  . .         77,125          79,550          3,168        26,718       29,886
                                       -----------      ----------     ----------      --------   ----------
                                           343,084         356,759         86,124        47,409      133,533
                                       -----------      ----------     ----------      --------   ----------

REAL ESTATE ACTIVITIES
The Fort Crockett Hotel Limited . .         11,137          11,592          4,000         1,569        5,569
The Woodlands Mall Associates . . .         58,889          54,683         29,445           -         29,445
Apartment partnerships  . . . . . .         32,904          41,019            107        10,863       10,970
Others  . . . . . . . . . . . . . .         47,504          42,609          4,176        15,382       19,558
                                       -----------      ----------     ----------      --------   ----------
                                           150,434         149,903         37,728        27,814       65,542
                                       -----------      ----------     ----------      --------   ----------
                                       $   493,518      $  506,662     $  123,852      $ 75,223   $  199,075
                                       ===========      ==========     ==========      ========   ==========

       For certain of the partnership indebtedness, the Company has guaranteed the repayment of portions of the obligations attributable to the interests of its partners. Such amounts, which totaled $37,568,000 at January 31, 1995, are not included in the amounts shown above as the Company's share.

       During the third quarter of fiscal 1996, the expansion portion of GCF's fractionator was certified by the bank's engineer to be substantially complete, and the partners' prorata guarantees of the $40,000,000 in indebtedness related to the expansion were eliminated. In August 1995, BEF's indebtedness was converted to a five-year term loan maturing May 31, 2000. The term loan is severally guaranteed on a prorata basis by the partners. Once the plant passes a production test and is certified by the lending banks' engineer, these guaranties will be eliminated, and the loan will become nonrecourse.

       See Note 4 of Notes to Consolidated Financial Statements on pages 56 and 57 of the Company's Fiscal 1995 Annual Report for additional information concerning the indebtedness of these partnerships.

(4)    INCOME TAXES
       Income taxes for the nine-month periods ended October 31, 1995 and 1994 consist of the following (in thousands):

                                                                          1995             1994
                                                                        --------        --------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .   $ 26,699        $  5,860
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,650           3,254
                                                                        --------        --------
                                                                          29,349           9,114
                                                                        --------        --------
           DEFERRED
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .    (22,779)         10,210
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .      1,052             175
                                                                        --------        --------
                                                                         (21,727)         10,385
                                                                        --------        --------
                                                                        $  7,622        $ 19,499
                                                                        ========        ========

       The Company's estimated annual tax rates for the nine-month periods ended October 31, 1995 and 1994 were 35.9% and 34.6%, respectively, versus the 35% statutory Federal income tax rate.

(5)    COMMITMENTS AND CONTINGENCIES
       LITIGATION AND OTHER. On November 21, 1995, a jury in a District Court in Beaumont, Texas, reached a verdict against the Company finding that, by using the surface of a tract of land for a gas storage project, it had unreasonably prevented the plaintiff from developing its oil rights. The verdict was that the plaintiff was entitled to approximately $2,400,000 in actual damages, interest and costs plus $3,300,000 in exemplary damages. The judge has taken that verdict under advisement and has not entered a judgment. The Company and its outside legal counsel are of the opinion that a judgment finding no liability, notwithstanding the verdict, should be entered or, if the verdict is entered as a judgment, that it will be overturned, or the purported amount of damages substantially reduced, upon completion of the appeal process. Further, they believe the possibility of exemplary damages actually being awarded to be remote.

        The Company also is party to other claims and legal actions arising in the ordinary course of its business (including three lawsuits seeking class action status and claiming failure of the Company to properly pay royalties and several individual actions alleging the Company's operations have contaminated ground water) and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of such matters cannot be predicted with certainty, management expects that adjustments, if any, resulting from the ultimate resolution of the matters discussed in this and the preceding paragraph will not be material to the Company's financial statements.

       MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $168,000,000 of securities backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limits. Management expects that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will not be material to the Company's financial statements.

(6)    SEGMENT INFORMATION
       Selected industry segment data for the nine- and three-month periods ended October 31, 1995 and 1994 are as follows (in thousands):

                                                                Segment
                                           Outside             Operating                                  Capital
                                           Revenues             Earnings              DD&A             Expenditures*
                                     ------------------   -------------------  ------------------   -------------------
                                       1995      1994       1995       1994      1995       1994      1995       1994
                                     --------  --------   --------   --------  --------   --------  --------   --------
Nine Months
-----------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . .    $158,123  $204,423   $ 38,305   $ 64,227  $ 56,989   $ 71,631  $111,334   $ 89,239
Gain from gas contract buyout . .      95,772       -       95,772        -         -          -         -          -
Personnel reduction program costs         -         -       (7,935)       -         -          -         -          -
Gain from producing property sale       4,338       -        4,338        -         -          -         -          -
Gain from sale of drilling rigs .       1,000     4,470      1,000      3,791       -          679       -          -
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                      259,233   208,893    131,480     68,018    56,989     72,310   111,334     89,239
                                     --------  --------   --------   --------  --------   --------  --------   --------
GAS SERVICES
Natural gas processing  . . . . .     206,652   163,735     20,390     12,761     5,236      6,196     4,180      6,130
Natural gas gathering
  and marketing . . . . . . . . .     119,550   141,587      7,663      6,813     5,265      6,359    20,408     10,436
Other . . . . . . . . . . . . . .       6,406     6,506      5,517      1,325        80      1,866     6,280      4,062
Personnel reduction program costs         -         -       (3,600)       -         -          -         -          -
Gains from major asset sales  . .         -      48,821        -       48,821       -          -         -          -
Restructuring charges
  and asset write-downs . . . . .         -         -       (7,111)   (31,252)    4,922     14,832       -          -
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                      332,608   360,649     22,859     38,468    15,503     29,253    30,868     20,628
                                     --------  --------   --------   --------  --------   --------  --------   --------
REAL ESTATE
Operations  . . . . . . . . . . .     124,744   101,055     44,999     21,635     5,783      6,126    39,515     51,712
Write-downs of properties . . . .         -         -     (112,794)    (5,661)      -          -         -          -
Personnel reduction program costs         -         -       (3,000)       -         -          -         -          -
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                      124,744   101,055    (70,795)    15,974     5,783      6,126    39,515     51,712
                                     --------  --------   --------   --------  --------   --------  --------   --------
CORPORATE . . . . . . . . . . . .         -         -          -          -       2,536      2,617     2,661      2,645
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                     $716,585  $670,597  $  83,544   $122,460  $ 80,811   $110,306  $184,378   $164,224
                                     ========  ========  =========   ========  ========   ========  ========   ========
Three Months
------------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . .    $ 37,852  $ 64,831  $   3,312   $ 19,954  $ 14,226   $ 22,800  $ 55,598   $ 27,612
Gain from sale of drilling rigs .       1,000       -        1,000        -         -          -         -          -
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                       38,852    64,831      4,312     19,954    14,226     22,800    55,598     27,612
                                     --------  --------   --------   --------  --------   --------  --------   --------
GAS SERVICES
Natural gas processing  . . . . .      58,210    65,691      4,091      6,914     1,831      1,648     1,390      3,861
Natural gas gathering
  and marketing . . . . . . . . .      40,895    24,619      2,869      3,216     1,686      1,666     7,659      2,094
Other . . . . . . . . . . . . . .       1,927     1,881      1,552      1,036        27        553     2,635      2,168
Gains from major asset sales  . .         -      18,993        -       18,993       -          -         -          -
Asset write-downs . . . . . . . .         -         -       (7,111)    (5,602)    4,922      1,649       -          -
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                      101,032   111,184      1,401     24,557     8,466      5,516    11,684      8,123
                                     --------  --------   --------   --------  --------   --------  --------   --------
REAL ESTATE
Operations  . . . . . . . . . . .      53,335    31,639     28,873      6,307     1,428      2,020    16,731     18,923
Write-downs of properties . . . .         -         -          -       (5,661)      -          -         -          -
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                       53,335    31,639     28,873        646     1,428      2,020    16,731     18,923
                                     --------  --------   --------   --------  --------   --------  --------   --------
CORPORATE . . . . . . . . . . . .         -         -          -          -         813        871     1,497      1,057
                                     --------  --------   --------   --------  --------   --------  --------   --------
                                     $193,219  $207,654   $ 34,586   $ 45,157   $24,933   $ 31,207  $ 85,510   $ 55,715
                                     ========  ========  =========   ========  ========   ========  ========   ========

----------------------------------
*On accrual basis, including exploratory expenditures.

       Effective July 1, 1995, the Company terminated its North Texas gas sales contract with Natural Gas Pipeline Company of America (Natural) which had been scheduled to expire on December 31, 1997. In exchange, it received proceeds (for itself and other interest owners) consisting of $55,500,000 in cash (which was used to pay down long-term debt), receivables with discounted values of $91,608,000 and $82,369,000, respectively, related to payments of $95,000,000 and $91,000,000 due from Natural on February 1, 1996 and 1997 and ownership (effective in January 1998) of Natural's gathering system that serves the Company's 1,500 North Texas wells. The discounted value of the Company's share of these early termination proceeds aggregated $176,189,000. After recognizing the remaining $29,067,000 of previously deferred restructuring proceeds related to this contract and deducting property costs of $109,484,000 that had been incurred to maintain North Texas gas delivery capabilities at levels needed to enable the Company to realize the contract's premium prices, the Company reported a gain of $95,772,000 on the contract buyout in the second quarter of fiscal 1996. As a result of the contract termination, effective July 1, 1995 the Company receives market-sensitive prices for 80 MMcf per day of natural gas for which it had received $4 per Mcf (the wellhead production volumes associated with these sales approximated 103 MMcf per day).

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

       Exploration and Production segment operating earnings for the nine-month period ended October 31, 1995 include gains of $4,338,000 from the sale during the second quarter of certain West Texas producing oil and gas properties and $1,000,000 in the third quarter related to the redemption of warrants that had been obtained in connection with a prior- year drilling rig sale. During the three-month period ended April 30, 1994, the Company reported a gain of $3,791,000 in connection with the sale of 16 land drilling rigs for $9,000,000 in cash plus warrants to acquire common stock of the purchaser that were valued at zero in determining the gain.

       Gas Services segment revenues and operating earnings for the nine-month period ended October 31, 1994 include $48,821,000 in gains from the major asset sales. Specifically, during the second quarter, the Company sold its Spindletop gas storage facility, Winnie Pipeline system and a 50% interest in a related gas processing plant for $120,000,000. And, during the third quarter, the Company's compression operations, including 370 compressors and associated facilities and parts inventory, were sold for $35,000,000 in cash. Gains of $29,828,000 and $18,993,000 were recorded on these transactions in the second and third quarters, respectively.

       During fiscal 1996's third quarter, Gas Services asset write-downs of $7,111,000 were recorded to reduce to their net realizable values the carrying values of three gas processing plants that the Company agreed to sell to a third party (this transaction was subsequently completed in December).

       Restructuring charges and asset write-downs totaling $31,252,000 were recorded during fiscal 1995's second and third quarters in connection with a
restructuring of the Gas Services Division.   This restructuring program was
undertaken because of the adverse economic environment, particularly prices and margins, experienced during the last half of fiscal 1994 and early in fiscal 1995. The restructuring program called for the sale or disposition of many idle gas processing plants, including leased equipment associated with certain of them. In this regard, write-downs of asset carrying values and accruals of future lease rentals totaling $18,286,000 were recorded. In addition, a voluntary incentive retirement program was undertaken to bring the division's employment level in line with the expected future needs. The costs associated with this program aggregated $7,364,000, most of which will be paid in future years as additional retirement and retiree medical benefits. During the third quarter, the Company determined that certain of its gas gathering systems should be disposed of. Asset write-downs of $5,602,000 were recorded to reduce the carrying values of these systems to their estimated realizable values.

       Real Estate revenues and segment operating earnings for the three- and nine-month periods ended October 31, 1995 include a gain of $19,449,000 realized in connection with the sale of the Company's remaining 50% interest in a partnership that operated the cable television system in The Woodlands.

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

       During fiscal 1995's third quarter, certain real estate assets which had been held for long-term development were written down to net realizable values. The write-downs, which totaled $5,661,000, were largely related to undeveloped tracts outside The Woodlands that the Company decided to sell, rather than develop.


(7)    STOCK OPTIONS
       In June 1995, the Board of Directors adopted the 1995 Stock Option Plan, which provides for the issuance of options to purchase up to 2,500,000 shares of Class B Common Stock (including a maximum of 500,000 in calendar 1995) at prices not less than the market value of the stock on the date of grant. The plan is administered by a committee of the Board of Directors which has the authority to determine the employees to whom awards will be made, the amounts of the awards and other terms and conditions of the awards. On June 28, 1995, options were granted at $17.625 per share covering 478,300 shares (subject to obtaining stockholder approval of the plan within one year). Such grants become exercisable in three equal annual installments beginning one year after grant and expire 10 years after grant. In connection with the adoption of this plan, the directors cancelled the right to make additional grants under the Company's 1989 Stock Option Plan.

(8)    SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid--exclusive of amounts capitalized, but including amounts reported as cost of sales for finance operations--totaled $25,252,000 and $27,079,000 during the nine-month periods ended October 31, 1995 and 1994. Income taxes paid during these periods, including those resulting from the July 1995 natural gas contract settlement proceeds, totaled $22,306,000 and $9,732,000. A newly formed, 25%-owned partnership assumed a mortgage obligation of $12,796,000 in connection with its July 1995 purchase of ten office buildings from the Company. There were no other significant non-cash investing or financing activities during the nine-month periods ended October 31, 1995 and 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              POSITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The discussion which follows summarizes the Company's financial position at October 31, 1995 and the results of its operations for the nine-month period then ended, and should be read in conjunction with the summarized financial statements and notes thereto included elsewhere in this Form 10-Q and the financial statements, notes thereto and other financial data included in the Company's Annual Report for the fiscal year ended January 31, 1995. Applicable amounts shown herein for the three- and nine-month periods ended October 31, 1994 have been restated to give effect to the Company's previously reported adoption of the successful efforts method of accounting for its oil and gas producing activities.

REFOCUSING OF THE COMPANY'S OPERATIONS. Beginning in fiscal 1995, management embarked on an extensive refocusing of the Company to (i) improve stockholder value, (ii) position the Company to better compete in volatile, and sometimes depressed, energy markets through cost saving initiatives and more focused exploration and development programs, and (iii) mitigate, either through new sources or cash cost reductions, the loss of cash flows that would occur with the scheduled expiration on December 31, 1997 of the premium-priced North Texas sales contract covering approximately one-half of its natural gas production. Because of the broad range of issues involved, it was understood that no single, easily implemented measure would suffice. Rather, a number of actions would need to be implemented over time.

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

      During August 1995, the Company completed the real estate property portion of its asset study, concluding that it should place even greater emphasis on developing The Woodlands and work toward disposing of most of its other holdings through sales or accelerated development. Based on an extensive review of the estimated values to be realized from these dispositions, the Company recorded pretax asset write-downs totaling $112.8 million in fiscal 1996's second quarter. The Company believes that both its profitability and financial flexibility will be enhanced by monetizing these assets and redeploying the proceeds instead of holding the properties for long-term investment or development. In addition, sales of these properties will enable the Company to concentrate its efforts, reduce real estate debt and begin recapitalizing its remaining holdings to enhance their returns, either as part of the corporation or as a stand-alone entity. Following these write-downs, the remaining book value of the Company's real estate properties outside The Woodlands totaled $119.7 million.

       Consistent with the asset study conclusions, an earnest money contract was signed during August 1995 to sell more than 22,000 acres of timberlands northwest of The Woodlands. Further, in November 1995 a contract was executed pursuant to which The San Luis Resort in Galveston may be sold. No significant gains or losses will result from the completion of these transactions, which are scheduled to close in the fourth quarter of fiscal 1996.

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

      To facilitate its transition to the market-sensitive environment, the Company entered into agreements with Natural Gas Pipeline Company of America (Natural) terminating effective July 1, 1995 the Company's North Texas gas sales contract that otherwise would have expired on December 31, 1997. Effective with the contract buyout, the Company gained operational control of Natural's gathering system that services the Company's North Texas wells and will obtain ownership of that system on January 1, 1998 for no additional consideration. In addition, for itself and other interest owners, the Company received a $55.5 million cash payment on July 1, 1995 and receivables with present values of $91.6 million and $82.4 million related to payments due from Natural on February 1, 1996 and 1997 of $95 million and $91 million. The timing of these payments accelerates the Company's receipt of the premium financial benefits of the contract, making these funds available earlier for debt repayment or funding acquisitions or other investments to replace a portion of the operating cash flows previously provided by the North Texas contract. Further, the buyout freed the Company from contract-related production limitations, and the gain resulting from the buyout accelerated its use of approximately $25 million in Federal income tax credit carryforwards.

      The present value of the Company's share of the early termination proceeds totaled approximately $176.2 million. After recognizing $29.1 million of previously deferred restructuring revenues related to the Natural contract and deducting property costs of $109.5 million that had been incurred to maintain North Texas gas delivery capabilities at levels needed to realize the contract's premium prices, the Company reported a pretax gain of $95.8 million on the contract buyout in fiscal 1996's second quarter.

      As a result of the contract termination, the Company now receives market-sensitive prices for the approximately 80 MMcf per day of residue gas that Natural had been buying for $4 per Mcf. Because of this, beginning in July 1995, the Company's ongoing natural gas revenues have been substantially reduced. From a cash flow standpoint, however, this will be mitigated by the cash receipts from Natural on February 1, 1996 and 1997 and proceeds from asset sales as well as reduced outlays resulting from past and future actions associated with the Company's refocusing efforts.

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

      The Company's business plan includes the use of energy and real estate partnerships and sales in the normal course of business of mature real estate properties to provide for some of its funding needs. The Company believes that these resources, together with operating cash flows, proceeds from the North Texas gas contract buyout and sales of non-core assets, will be sufficient to allow it to provide for its short- and long-term liquidity needs. Incremental short-term needs, if any, can be met by borrowing under existing committed bank credit facilities, while public debt and equity markets can be accessed to provide for longer-term needs.

      In concert with its longstanding strategy of using partnerships and selling mature real estate properties to fund capital requirements, the Company's long-term debt was reduced by approximately $56 million as a result of the following fiscal 1996 transactions: the October 1995 sale of its remaining one-half interest in a partnership that operated the cable television system in The Woodlands and the July 1995 sale of a 75% interest in 10 office buildings in The Woodlands to Crescent Real Estate Equities, Inc. The Crescent transaction established a relationship that is expected to provide a potential source of funding for future office development projects in The Woodlands.

      At October 31, 1995, the Company's long-term debt totaled $838.3 million, down from $895 million at the beginning of the fiscal year. The Company's committed bank revolving credit and commercial paper facilities provided for an aggregate borrowing capacity of approximately $558 million at October 31, 1995, of which approximately $494 million was unused at that date. Exclusive of maturities under its bank credit facilities and commercial paper program, the Company's five-year debt maturities totaled approximately $232 million at October 31, 1995.

      The Company has decided to reduce the size of its credit facilities to eliminate unneeded borrowing capacity and the related costs. To accomplish this, the Company and its banks have orally agreed to revisions of the bank revolving credit agreements. Under these agreements, the Company would have a $250 million five-year energy facility (replacing its previous $150 million five-year and $100 million 364-day facilities) and a $150 million five-year real estate facility (down from $165 million). Also, once the amendments necessary to complete these changes are completed, which is scheduled to occur in December, the Company will terminate its $125 million commercial paper program. After these actions are completed, the Company's committed credit facilities will total $418 million, or $140 million less than under the now-existing agreements.

      The Company's fiscal 1996 budget for capital and exploratory expenditures initially was set at $228.7 million, 4.1% above fiscal 1995's actual spending. This amount was increased to $255 million in August (to cover incremental Exploration and Production spending for a $26 million third quarter producing property acquisition and expenditures in North Texas to take advantage of the opportunity to increase production levels after the gas contract buyout by accelerating the connection of previously drilled wells and enhancing the operation of the gathering system) and to $259 million in December (to cover a $4 million Real Estate build-to-suit project in The Woodlands). During the first nine months of fiscal 1996, capital and exploratory expenditures totaled $184.4 million.

ENERGY OPERATIONS OUTLOOK. As discussed elsewhere herein, the Company's operations during fiscal 1996's third quarter were adversely affected by several factors, including (i) a 23-day shutdown of a third- party-owned pipeline system that transports natural gas from the Company's Bridgeport gas processing plant to Midwest markets, (ii) a 47-day shutdown of the MTBE plant in which the Company holds a one-third interest and (iii) low market-sensitive natural gas prices.

      The Company's average sales price for natural gas has risen sharply early in the fourth quarter. Such realizations averaged $1.87 per Mcf in November and have risen further early in December. This compares with the third quarter's $1.66 per Mcf average. This improvement, coupled with the absence of the above-mentioned third quarter shutdowns and the increased production capabilities of the MTBE plant, should result in fourth quarter energy operating earnings rising from their depressed third-quarter level.

OPERATING STATISTICS

       Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and nine-month periods ended October 31, 1995 and 1994 follow:

                                                            Three Months                 Nine Months
                                                       -----------------------     -----------------------
                                                          1995          1994          1995          1994
                                                       ---------     ---------     ---------     ---------
       AVERAGE DAILY VOLUMES
       Natural gas sales (Mcf)  . . . . . . . . . .       194,200       203,900      208,700       211,200
       Crude oil and condensate sales (Bbls)  . . .         4,900         6,200        5,300         6,500
       Natural gas liquids produced (Bbls)  . . . .        43,700        48,900       47,000        47,200
       Pipeline throughput (Mcf)
          Total   . . . . . . . . . . . . . . . . .       350,800       355,200      359,800       443,700
          Exclusive of Winnie Pipeline
             (which was sold in June 1994)  . . . .       350,800       355,200      359,800       360,900

       AVERAGE SALES PRICES
       Natural gas (per Mcf)  . . . . . . . . . . .        $ 1.66        $ 2.65       $ 2.17        $ 2.74
       Crude oil and condensate (per Bbl)   . . . .         16.18         16.26        16.81         15.58
       Natural gas liquids produced (per Bbl)   . .         11.15         11.67        11.36         11.32

       RESIDENTIAL LOT SALES - THE WOODLANDS
       Lots sold  . . . . . . . . . . . . . . . . .           252           237          714           725
       Average price per lot  . . . . . . . . . . .       $43,036       $40,262      $40,733       $37,989
       Average price per square foot  . . . . . . .          4.11          3.85         3.91          3.62


RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1995
COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1994

       The Company's results for the nine-month periods ended October 31, 1995 and 1994--both before and after unusual items--are summarized in the table on the following page. Because of the impact of unusual items, the Company's net earnings for the nine months ended October 31, 1995 of $13.6 million were well below the $36.8 million of the prior-year period (unusual items reduced the net earnings of the current year period by $27.5 million and increased those of the prior-year period by $8.7 million).

       Excluding the unusual items, earnings for the nine months ended October 31, 1995 were $13 million above those of the comparable prior-year period. A major contributor to this increase was improved earnings from real estate operations, including a $19.4 million gain ($12.6 million after tax) resulting from the sale of the Company's remaining 50% interest in a partnership that operated the cable television system in The Woodlands. Also contributing to this improvement were earnings from the Company's one-third interest in an MTBE plant partnership and personnel-reduction-driven declines in costs and expenses. These improvements were partially offset, however, by the negative impact on subsequent operations of the July 1, 1995 buyout of the Natural gas sales contract and the effect of fiscal 1996's lower market-sensitive natural gas prices.

       The following table and discussion identify and explain the major increases (decreases) in earnings for the nine-month periods (in millions):

                                                 Segment Operating Earnings
                                              -------------------------------
                                             Exploration
                                                 and          Gas      Real                Pretax       Net
                                             Production    Services   Estate     Other*    Earnings   Earnings
                                             ----------    --------   ------     ------    --------   --------
FISCAL 1995 AMOUNTS . . . . . . . . . . . .   $  68.0       $ 38.5    $ 16.0     $(66.1)    $ 56.4     $ 36.8
                                              -------       ------    ------     ------     ------     ------
ELIMINATE IMPACT OF FISCAL 1995
  UNUSUAL ITEMS (see pages 11 and 12)
Gas Services restructuring charges
  and asset write-downs   . . . . . . . . .        -          31.2        -          -        31.2       20.3
Gains from major energy asset sales   . . .      (3.8)       (48.8)                  -       (52.6)     (32.7)
Real estate asset write-downs . . . . . . .        -             -       5.7         -         5.7        3.7
                                              -------       ------    ------     ------     ------     ------
                                                 (3.8)       (17.6)      5.7         -       (15.7)      (8.7)
                                              -------       ------    ------     ------     ------     ------
FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS  .      64.2         20.9      21.7      (66.1)      40.7       28.1
                                              -------       ------    ------     ------     ------     ------
MAJOR INCREASES (DECREASES)
Natural gas
  Contract buyout   . . . . . . . . . . . .     (15.9)          -         -         2.1      (13.8)      (9.0)
  Lower market-sensitive sales price  . . .      (9.4)          -         -          -        (9.4)      (6.1)
Curtailment for North Texas
   pipeline maintenance   . . . . . . . . .      (2.5)        (2.9)       -          -        (5.4)      (3.5)
Lower salary and benefits expenses
  due to personnel reductions   . . . . . .       3.4          2.3        .6        2.8        9.1        5.9
Absence of proved property impairments  . .       3.4           -         -          -         3.4        2.2
Increased exploratory dry hole costs  . . .      (2.3)          -         -          -        (2.3)      (1.5)
Reduced amortization of deferred gas
  contract restructuring proceeds   . . . .      (5.0)          -         -          -        (5.0)      (3.3)
Natural gas processing
  Lower feedstock costs   . . . . . . . . .        -           5.4        -          -         5.4        3.5
  Deferred profits on NGL inventories   . .        -           3.8        -          -         3.8        2.5
Natural gas buy/resale gross profits
  UPRC partnerships   . . . . . . . . . . .        -           2.0        -          -         2.0        1.3
  Southwestern's North Texas system   . . .        -          (2.0)       -          -        (2.0)      (1.3)
Equity in MTBE plant earnings . . . . . . .        -           3.3        -          -         3.3        2.2
Real Estate--The Woodlands
  Gain on sale of interest in
    cable television partnership  . . . . .        -            -       19.4         -        19.4       12.6
  Other   . . . . . . . . . . . . . . . . .        -            -        3.4         -         3.4        2.2
Interest expense incurred . . . . . . . . .        -            -         -         4.3        4.3        2.8
Other
  SAR/Bonus unit expense accruals   . . . .       (.4)         (.2)      (.3)       (.5)      (1.4)       (.9)
  Miscellaneous   . . . . . . . . . . . . .       2.8           .9        .2         .8        4.7        3.4
                                              -------       ------    ------     ------     ------     ------
                                                (25.9)        12.6      23.3        9.5       19.5       13.0
                                              -------       ------    ------     ------     ------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS  .      38.3         33.5      45.0      (56.6)      60.2       41.1
                                              -------       ------    ------     ------     ------     ------
FISCAL 1996 UNUSUAL ITEMS (see pages 10-12)
Gain from natural gas contract buyout . . .      95.8           -         -          -        95.8       59.4
Write-downs of real estate properties . . .        -            -     (112.8)        -      (112.8)     (73.3)
Personnel reduction program costs . . . . .      (7.9)        (3.6)     (3.0)      (5.7)     (20.2)     (12.5)
Gain from sale of producing properties  . .       4.3           -         -          -         4.3        2.7
Loss from sale of NGL plants  . . . . . . .        -          (7.1)       -          -        (7.1)      (4.4)
Gain from sale of drilling rigs . . . . . .       1.0           -         -          -         1.0         .6
                                              -------       ------    ------     ------     ------     ------
                                                 93.2        (10.7)   (115.8)      (5.7)     (39.0)     (27.5)
                                              -------       ------    ------     ------     ------     ------
FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS . .   $ 131.5       $ 22.8    $(70.8)    $(62.3)    $ 21.2     $ 13.6
                                              =======       ======    ======     ======     ======     ======

-----------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exploration and Production operating earnings before unusual items declined $25.9 million during the nine months ended October 31, 1995 to $38.3 million. This unfavorable comparison was primarily the result of the adverse impact on subsequent operations of the gas contract buyout effective July 1, 1995 and lower market-sensitive natural gas prices.

NATURAL GAS - CONTRACT BUYOUT. Effective with the contract buyout on July 1, 1995, the Company began receiving market-sensitive prices for approximately 80 MMcf per day of North Texas residue gas previously sold at substantially higher contract prices ($4.00 and $3.75 per MMBtu, respectively, in calendar 1995 and 1994). As a result, gas sales revenues were substantially less than they had been in the prior-year period. During the four-month period subsequent to the contract buyout, the Company's realizations for its North Texas gas averaged $1.31 per MMBtu, a price that was adversely affected by seasonal and other market factors. After price-related cost reductions and the impact of lower DD&A charges (because the carrying values of the North Texas producing properties were reduced in connection with the buyout), oil and gas operating earnings on a period-to-period basis were lowered by $15.9 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $9 million.

NATURAL GAS - LOWER MARKET-SENSITIVE SALES PRICE ($9.4 MILLION DECREASE). For production outside the North Texas area, the Company's average market-sensitive natural gas sales price during the first nine months of fiscal 1996 of $1.59 per Mcf was 19% below the $1.96 realized during the comparable period of the prior year.

CURTAILMENT FOR NORTH TEXAS PIPELINE MAINTENANCE ($5.4 MILLION DECREASE). During October 1995, North Texas natural gas production was shut in for 23 days because of scheduled maintenance on the interstate pipeline that transports the Company's residue gas from this area to markets in the Midwest. This production curtailment, which necessitated the shut-down of the Company's largest gas processing plant at Bridgeport Texas, lowered exploration and production operating earnings by $2.5 million and gas processing operating earnings by $2.9 million.

ABSENCE OF PROVED PROPERTY IMPAIRMENTS ($3.4 MILLION INCREASE). Downward revisions in reserve estimates for certain oil and gas properties resulted in the recording of impairments totaling $3.4 million during the prior year's second quarter. No such impairments have occurred in fiscal 1996.

INCREASED EXPLORATORY DRY HOLE COSTS ($2.3 MILLION DECREASE). Exploratory dry hole costs totaled $2.8 million during fiscal 1996's first nine months versus $.5 million in the comparable prior-year period.

REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($5 MILLION DECREASE). Prior to the buyout of the Natural contract effective July 1, 1995, certain deferred contract restructuring proceeds had been amortized. Although not increasing cash flows, such amortization added $9.4 million to operating earnings in fiscal 1995's first nine months. Exclusive of the $29.1 million separately recognized in connection with the gas contract buyout, such amortization added $4.4 million to fiscal 1996 operating earnings, or $5 million less than in the comparable period of the prior year.

GAS SERVICES OVERVIEW
Gas Services operating earnings before unusual items rose $12.6 million during the nine months ended October 31, 1995 largely because of improved NGL margins caused by lower natural gas feedstock costs, the deferral of NGL profits in the prior-year period due to an inventory build-up related to the April 1994 fire at the Gulf Coast Fractionators facility, and fiscal 1996 earnings from the Company's one-third-owned MTBE plant that went into service effective April 1, 1995. NGL production volumes averaged 47,000 barrels per day, down from 47,200 during the first nine months of fiscal 1995 because of October's 23-day shutdown of the Bridgeport plant. The average price for NGLs produced during the current period of $11.36 per barrel was slightly higher than the $11.32 average of the comparable prior-year period.

NATURAL GAS PROCESSING - LOWER FEEDSTOCK COSTS ($5.4 MILLION INCREASE). Feedstock costs consist primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Accordingly, feedstock costs under keep-whole agreements vary directly with market-sensitive natural gas prices, while costs under percentage-of-proceeds agreements vary directly with NGL prices. Largely because of lower market-sensitive gas prices during fiscal 1996's first nine months, feedstock costs declined, increasing gas processing operating earnings by $5.4 million.

DEFERRED PROFITS ON NGL INVENTORIES ($3.8 MILLION INCREASE). Since for plant settlement purposes all plant production is presumed to be sold, the earnings applicable to production inventoried by the marketing department must be eliminated for accounting purposes. This elimination typically decreases earnings (defers profit) when NGL inventory volumes increase and vice versa when volumes decrease. In the current period, the Company's NGL inventories declined by .5 million barrels (and $.3 million of previously deferred profits were recognized) as essentially all the remaining volumes of unfractionated liquids associated with the April 1994 fire at Gulf Coast Fractionators' (GCF) facility were fractionated and sold. Conversely, largely due to the fire-related shutdown of GCF, inventories increased by 3.9 million barrels in the prior-year period (when $3.5 million in profits were deferred). The cumulative effect of these changes resulted in a $3.8 million period-to-period favorable earnings variance.

NATURAL GAS BUY/RESALE GROSS PROFITS - UPRC PARTNERSHIPS ($2 MILLION INCREASE). The Company's equity in the buy/resale gross profits of this 45%-owned venture with Union Pacific Resources Company (UPRC) were $2 million higher during the first nine months of fiscal 1996. The increase was principally related to fixed-price sales contracts and occurred largely because gas purchase costs declined as a result of the period's lower market-sensitive gas prices.

NATURAL GAS BUY/RESALE GROSS PROFITS - SOUTHWESTERN'S NORTH TEXAS SYSTEM ($2 MILLION DECREASE). Gross profits from the buy/resale activities of this system during the first nine months of fiscal 1996 were $2 million below those of the comparable prior-year period largely because of increased purchases of gas at fixed prices. To secure NGL processing feedstock volumes during times of limited drilling in its service area, this system in recent years has entered into one- and two-year gas supply contracts. Because of fiscal 1996's lower market-sensitive gas prices, the system's revenues from residue gas sales declined. This, coupled with the absence of a corresponding decline in gas purchase costs (because of the fixed-price agreements), caused margins to be narrowed.

EQUITY IN MTBE PLANT EARNINGS ($3.3 MILLION INCREASE). During the nine months ended October 31,1995, the Company recorded $3.3 million as its one-third share of the pretax earnings of Belvieu Environmental Fuels, which owns and operates an MTBE plant. The plant, which began producing in the summer of 1994, suffered a series of start-up problems which extended into the first quarter of the current year. After resuming operations in March, the plant was deemed to be in service effective April 1, 1995. During the Company's second quarter, the plant produced approximately 12,000 barrels per day of MTBE. After a 47-day shutdown in the third quarter to make certain modifications and to replace some defective equipment, the plant produced an average of almost 16,000 barrels per day in November. Considering recurring downtime for maintenance, this plant's production is now expected to average 14,000 to 15,000 barrels per day over a full year.

REAL ESTATE OVERVIEW
Exclusive of unusual items, operating earnings from real estate activities totaled $45 million, or $23.3 million more than was earned during the first nine months of fiscal 1995. This improvement was almost exclusively attributable to the Company's activities in The Woodlands.

THE WOODLANDS - GAIN ON SALE OF INTEREST IN CABLE TELEVISION PARTNERSHIP ($19.4 MILLION INCREASE). In accordance with its strategy of periodically monetizing interests in mature real estate assets, the Company sold its remaining one-half interest in a partnership that operated the cable television system in The Woodlands during October 1995. A gain of $19.4 million was recorded in connection with this transaction, including the recognition of $2.5 million in deferred profits from the earlier sale of an interest in this system.

THE WOODLANDS - OTHER ($3.4 MILLION INCREASE). This increase was the result of several factors, including increased earnings from residential lot and commercial land sales, improved earnings for The Woodlands Executive Conference Center and Resort and earnings from the Company's one-half interest in The Woodlands Mall, which opened in October 1994.

       Earnings from residential lot sales improved by $.5 million as a 2% decline in the number of lots sold (714 in the current period, compared with 725 in the corresponding prior-year period) was offset by an 8% increase in the average sales price per square foot. Largely because of the impact of changing outlooks for mortgage interest rates, the number of lots sold in the first quarter trailed the prior-year period's amount by 19% before rising above the prior-period volumes by 6% during the last six months. Operating earnings from commercial land sales rose by $.5 million as profits from fiscal 1996 sales, including 14.1 acres in the Town Center, exceeded gains recognized in the prior period on sales to partnerships of sites for the Cochran's Crossing retail center and the Forest View Apartments.

OTHER
INTEREST EXPENSE INCURRED. Interest expense incurred during fiscal 1996's first nine months (of $48.3 million) was $4.3 million below that of the prior-year period because of a $109 million decline in the average balance of outstanding debt. This decline occurred principally because of debt paydowns using cash proceeds from asset sales and the gas contract buyout. Interest savings from the debt balance decline were partially offset, however, by the impact of higher short-term (variable) interest rates in the fiscal 1996 period.

OTHER - SAR/BONUS UNIT EXPENSE ACCRUALS ($1.4 MILLION DECREASE). During the fiscal 1996 period, $.1 million in SAR/Bonus unit expense accruals were recorded as the average price of the Company's stock rose slightly.
Conversely, in the comparable prior-year period, SAR/Bonus expense accrual reversals of $1.3 million were recorded because of declines in the stock price.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1995
COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1994

       The Company's results for the three-month periods ended October 31, 1995 and 1994--both before and after unusual items--are summarized in the table that follows. Because of the impact of unusual items, the Company's net earnings for the third quarter of fiscal 1996 of $11.2 million were $3.8 million below those of the prior year's third quarter. Unusual items reduced net earnings of the current-year period by $3.8 million, but increased those of the prior-year period by $4.4 million.

       Excluding the unusual items, fiscal 1996's third quarter earnings were $4.4 million above those of the prior-year period because of increases in segment operating earnings for Real Estate activities, which included the previously mentioned gain on the sale of the Company's one-half interest in The Woodlands cable television operations.

       The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                  Segment Operating Earnings
                                              -------------------------------
                                              Exploration
                                                  and         Gas       Real                Pretax        Net
                                              Production   Services    Estate    Other*    Earnings    Earnings
                                              ----------   --------    ------    ------    --------    --------
FISCAL 1995 AMOUNTS . . . . . . . . . . . .    $ 19.9       $ 24.6    $   .6     $(21.9)    $ 23.2     $ 15.0
                                               ------       ------    ------     ------     ------     ------
ELIMINATE IMPACT OF FISCAL 1995
  UNUSUAL ITEMS (see pages 11 and 12)
Gains from major energy asset sales . . . .        -         (19.0)       -          -       (19.0)     (11.7)
Gas Services restructuring charges
  and asset write-downs   . . . . . . . . .        -           5.6        -          -         5.6        3.6
Real estate asset write-downs . . . . . . .        -            -        5.7         -         5.7        3.7
                                               ------       ------    ------     ------     ------     ------
                                                   -         (13.4)      5.7         -        (7.7)      (4.4)
                                               ------       ------    ------     ------     ------     ------
FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS  .      19.9         11.2       6.3      (21.9)      15.5       10.6
                                               ------       ------    ------     ------     ------     ------
MAJOR INCREASES (DECREASES)
Natural gas--Contract buyout  . . . . . . .     (12.1)          -         -         1.6      (10.5)      (6.8)
Curtailment for North Texas pipeline
  maintenance (see page 18)   . . . . . . .      (2.5)        (2.9)       -          -        (5.4)      (3.5)
Lower salary and benefits expenses
  due to personnel reductions   . . . . . .       1.4           .4        .3        1.4        3.5        2.3
Reduced amortization of deferred gas
  contract restructuring proceeds   . . . .      (3.1)          -         -          -        (3.1)      (2.0)
Natural gas processing
  Lower NGL prices  . . . . . . . . . . . .        -          (2.4)       -          -        (2.4)      (1.6)
  Lower feedstock costs due to
    lower market-sensitive gas prices   . .        -            .6        -          -          .6         .4
Real Estate--The Woodlands
  Gain from sale of interest in cable tele-
    vision partnership (see page 19)  . . .        -            -       19.4         -        19.4       12.6
  Other   . . . . . . . . . . . . . . . . .        -            -        2.1         -         2.1        1.4
Lower interest expense incurred
  due to decline in average debt balance           -            -         -         1.6        1.6        1.0
Other . . . . . . . . . . . . . . . . . . .       (.3)         1.6        .8         -         2.1         .6
                                               ------       ------    ------     ------     ------     ------
                                                (16.6)        (2.7)     22.6        4.6        7.9        4.4
                                               ------       ------    ------     ------     ------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS  .       3.3          8.5      28.9      (17.3)      23.4       15.0
                                               ------       ------    ------     ------     ------     ------
FISCAL 1996 UNUSUAL ITEMS (see page 11)
Loss from sale of NGL plants  . . . . . . .        -          (7.1)       -          -        (7.1)      (4.4)
Gain from sale of drilling rigs . . . . . .       1.0           -         -          -         1.0         .6
                                               ------       ------    ------     ------     ------     ------
                                                  1.0         (7.1)       -          -        (6.1)      (3.8)
                                               ------       ------    ------     ------     ------     ------

FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS . .    $  4.3       $  1.4    $ 28.9     $(17.3)    $ 17.3     $ 11.2
                                               ======       ======    ======     ======     ======     ======

-----------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exclusive of unusual items, Exploration and Production Division fiscal 1996 third quarter operating earnings were $16.6 million below those of the comparable prior-year period principally due to the adverse impact on subsequent operations of the previously discussed natural gas contract buyout, the 23-day curtailment of natural gas production in North Texas for pipeline maintenance and reduced amortization of deferred gas contract restructuring proceeds. During fiscal 1996's third quarter, natural gas sales averaged 194,200 Mcf per day at $1.66 per Mcf versus the prior period's 203,900 at $2.65.

NATURAL GAS - CONTRACT BUYOUT. As discussed on page 18, the Company's gas sales revenues were substantially lower in the current period because it began receiving market-sensitive prices effective July 1, 1995 for approximately 80 MMcf per day of North Texas residue gas that had been sold under a contract for $3.75 per MMBtu during fiscal 1995's third quarter (production during the current quarter was sold at an average price of $1.34 per MMBtu). After price-related cost reductions and the impact of lower DD&A charges, oil and gas operating earnings on a period-to-period basis were lowered by $12.1 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $6.8 million.

REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($3.1 MILLION DECREASE). As discussed on page 18, this amortization ceased with the buyout of the Natural contract on July 1, 1995. Such amortization added $3.1 million to the operating earnings of the prior year's third quarter.


GAS SERVICES
Exclusive of unusual items, Gas Services operating earnings declined $2.7 million (from $11.2 million to $8.5 million) during the fiscal 1996 period due to lower NGL prices and the 23-day shutdown of the Bridgeport plant (see page
18). Because of the shutdown, fiscal 1996 third quarter NGL production volumes of 43,700 barrels per day were below the 48,900 in the comparable prior-year period. NGL prices averaged $11.15 per barrel during the current period, down from $11.67 during the third quarter of the prior year.


REAL ESTATE
Operating earnings from real estate activities increased $22.6 million during fiscal 1996's third quarter, almost exclusively attributable to activities in The Woodlands. As discussed on page 20, the current period's earnings included a $19.4 million gain from the sale of an interest in a cable television partnership. Also contributing to the favorable quarter-to-quarter variance were increased earnings from residential lot sales--due to increases in the number of lots sold (252 versus 237) and lot sales prices--and improved earnings of The Woodlands Executive Conference Center and Resort.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 5 of Notes to Unaudited Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             12      Computation of ratio of earnings to fixed charges

     (b) No reports were filed on Form 8-K during the three-month period ended October 31, 1995.

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





                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                        -----------------------------------
                                                   (Registrant)




Dated:  December 14, 1995               By:    /s/ Philip S. Smith
                                        --------------------------------------
                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer

                         INDEX TO EXHIBITS



EX-12     Computation of ratio of earnings to fixed charges

EX-27     Financial Data Schedule