Form 10-Q/A
period 1995-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1996-01-18
CIK 311995

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No  ___


             Shares of common stock outstanding at August 31, 1995:
                    Class A . . . . . . . .       23,216,742
                    Class B . . . . . . . .       28,823,517

================================================================================

                                     INDEX



                                                                                                       Page
                                                                                                       Number
                                                                                                       ------
Part I - Financial Information

      Item 1.  Financial Statements

         Amendment of Previously Filed Form 10-Q  . . . . . . . . . . . . . . . . . . . . . . . .          2

         Representation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4

         Unaudited Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . .          5

         Unaudited Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . . .          6

         Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .          7

         Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . .          8

      Item 2.  Management's Discussion and Analysis of
         Financial Position and Results of Operations . . . . . . . . . . . . . . . . . . . . . .         14


Part II - Other Information

      Item 4.  Submission of Matters to Vote of Security Holders  . . . . . . . . . . . . . . . .         24

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .         24



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

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

AMENDMENT OF PREVIOUSLY FILED FORM 10-Q. This filing amends in its entirety the report on Form 10-Q for the quarter ended July 31, 1995 of Mitchell Energy & Development Corp. ("the Company").

       Prior to July 1, 1995, the Company sold approximately 80,000 MMBtu per day of its North Texas natural gas production to Natural Gas Pipeline Company of America (Natural) under a long-term contract scheduled to expire on December 31, 1997. That contract, which was a 1989 restructuring of a 20-year arrangement originally signed in 1977, required Natural to take and pay for an annual average of 103,000 MMBtu per day (80,000 Company share) at per MMBtu prices of $4.00 in 1995, $4.25 in 1996 and $4.50 in 1997. Natural had the right to vary its takes up to a maximum of 113,000 MMBtu per day, and the Company had to meet these requirements or forfeit the right to sell any shortfall at the contract price.


       Effective July 1, 1995, the Company agreed to the early termination of this contract with Natural and recognized proceeds of $205,256,000, which consisted of $176,189,000 to be received from Natural in connection with the contract termination and $29,067,000 of previously deferred proceeds related to the 1989 contract restructuring. After deducting capitalized property costs of $109,484,000, the Company reported a gain of $95,772,000 on the contract buyout in the second quarter of fiscal 1996. This transaction and the accounting followed were discussed in detail in Note 7 to the financial statements and in the Management's Discussion and Analysis of Financial Position and Results of Operations section of the Company's second quarter Form 10-Q.

       The Company's ability to realize the full value of the contract's terms during the period it was in effect and to receive the remaining present value of the contract's premium prices when the contract was terminated was the direct result of expenditures it had incurred to meet the contract's gas deliverability provisions. The needed delivery capacity would not have been maintained had the Company not incurred greater costs to extend drilling activities into different formations and to implement new technology. During the last ten years, the Company drilled some 800 wells and spent in excess of $500 million developing its North Texas gas reserves to meet the contract's delivery specifications and thereby realize the maximum benefits available under the agreement. Since the market-sensitive gas prices in the North Texas area averaged only $1.60 per MMBtu during the ten-year period (versus the contract's $3.48), much of the required development program was economically justified only because of the premium prices available under the contract. As a result, the contract's premium prices and the expenditures incurred to develop North Texas reserves were closely interrelated.

       At the contract's termination on July 1, 1995, unamortized costs of the North Texas properties totaled $210,528,000. Upon termination of the contract, the Company allocated these property costs between the contract termination proceeds and the remaining proved reserves based on relative fair values. As a result, it charged $109,484,000 of the North Texas property costs against the contract termination proceeds. This approach was concurred with at the time by the Company's independent public accountants.

               Subsequent to filing the second quarter Form 10-Q, the Company had discussions with the Staff of the SEC relating to the appropriateness of allocating property costs to the contract and expensing the allocated costs upon contract termination. After these discussions, the Company has amended its second quarter financial statements to reinstate the $109,484,000 of North Texas property costs, thereby increasing the second quarter gain on the contract termination by that amount. After taxes, this increased second quarter net earnings by $67,721,000 (or $1.30 per share). The reinstated property costs will be amortized prospectively as the North Texas reserves are produced thereby lowering the earnings of future periods. The reinstatement of the $109,484,000 of North Texas property costs affects the timing of the financial statement expensing of these costs; it does not impact the Company's North Texas reserve values or the timing or amounts of its cash flows from those properties. The Company's independent public accountants concur with its new method of accounting.

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments--which include only normal and recurring adjustments--necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended January 31, 1995 and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

       Applicable prior-period financial statement amounts included herein have been restated to give effect to the Company's previously reported adoption of the successful efforts method of accounting for its oil and gas producing activities.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                                JULY 31,         January 31,
                                                                                  1995              1995
                                                                               -----------       -----------
                                                                               (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .     $   13,114         $    11,967
Trade receivables, net of allowance for
  doubtful accounts of $2,379 and $2,304  . . . . . . . . . . . . . . . .        112,521             133,995
Gas contract buyout proceeds due February 1, 1996 (present value) . . . .         92,089                 -
Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,423              13,068
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,320              24,808
                                                                              ----------          ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .        240,467             183,838
                                                                              ----------          ----------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreci-
  ation, depletion and amortization of $1,394,758 and $1,381,977
Exploration and production
  Oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . .        490,806             487,981
  Support equipment and facilities  . . . . . . . . . . . . . . . . . . .         26,498              28,340
Gas services
  Natural gas processing  . . . . . . . . . . . . . . . . . . . . . . . .         98,830             100,139
  Natural gas gathering   . . . . . . . . . . . . . . . . . . . . . . . .         96,675              92,725
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,611              17,794
Corporate   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,690               7,120
                                                                              ----------          ----------
                                                                                 743,110             734,099
                                                                              ----------          ----------

REAL ESTATE
The Woodlands . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        613,937             654,881
Land held for investment, development or sale . . . . . . . . . . . . . .         87,846             157,446
Resort and other operating properties . . . . . . . . . . . . . . . . . .         31,861              65,249
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $621 and $515  . . . . . . . . . . .         35,981              40,314
                                                                              ----------          ----------
                                                                                 769,625             917,890
                                                                              ----------          ----------
OTHER ASSETS (including $82,809 present value of
  gas contract buyout proceeds due February 1, 1997)   . . . . . . . . .         114,008              20,044
                                                                              ----------          ----------
                                                                              $1,867,210          $1,855,871
                                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   12,301          $   11,617
Oil and gas proceeds payable . . . . . . . . . . . . . . . . . . . . . .          79,493              51,211
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . .         114,040             107,414
                                                                              ----------          ----------
    Total current liabilities  . . . . . . . . . . . . . . . . . . . . .         205,834             170,242
                                                                              ----------          ----------
LONG-TERM DEBT
Energy operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .         299,234             375,869
Real estate operations . . . . . . . . . . . . . . . . . . . . . . . . .         487,489             519,093
                                                                              ----------          ----------
                                                                                 786,723             894,962
                                                                              ----------          ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         214,971             200,722
Natural gas contract restructuring proceeds (Note 7) . . . . . . . . . .             -                35,017
Deferred income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,466              29,774
Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         102,329              50,124
                                                                              ----------          ----------
                                                                                 346,766             315,637
                                                                              ----------          ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY (Note 6)
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares)   . .            5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .          143,343             143,472
Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          404,428             347,573
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . .          (25,270)            (21,401)
                                                                              ----------          ----------
                                                                                 527,887             475,030
                                                                              ----------          ----------
                                                                              $1,867,210          $1,855,871
                                                                              ==========          ==========

-------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)


                                                                    Three Months Ended          Six Months Ended
                                                                           July 31                   July 31
                                                                  -----------------------   -----------------------
                                                                     1995          1994        1995          1994
                                                                  ---------     ---------   ---------     ---------
REVENUES
Exploration and production (including gain on natural gas
  contract buyout of $205,256 in the 1995 periods) (Note 7) . .    $266,090    $  69,653   $ 329,865     $144,062
Gas services (including gain on asset sale
  of $29,828 in the 1994 periods) (Note 7)  . . . . . . . . . .     112,065      132,490     231,576      249,465
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .      39,720       35,632      71,409       69,416
                                                                   --------     --------    --------     --------
                                                                    417,875      237,775     632,850      462,943
                                                                   --------     --------    --------     --------

OPERATING COSTS AND EXPENSES (including first quarter person-
  nel reduction program costs of $14,535 in 1995) (Note 7)
Exploration and production  . . . . . . . . . . . . . . . . . .      38,882       50,106      93,213       95,998
Gas services (including restructuring charges and
  asset write-downs of $25,650 in the 1994 periods) . . . . . .      99,938      120,780     210,118      235,554
Real estate (including property write-downs
  of $112,794 in the 1995 periods)  . . . . . . . . . . . . . .     142,413       27,378     171,077       54,088
                                                                   --------     --------    --------     --------
                                                                    281,233      198,264     474,408      385,640
                                                                   --------     --------    --------     --------

SEGMENT OPERATING EARNINGS (Note 7) . . . . . . . . . . . . . .     136,642       39,511     158,442       77,303
General and administrative expense (including first quarter
  personnel reduction program costs of $5,665 in 1995). . . . .       9,246       10,660      25,799       20,915
                                                                   --------     --------    --------     --------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . .     127,396       28,851     132,643       56,388
                                                                   --------     --------    --------     --------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .      16,229       17,051      32,670       35,335
Capitalized interest  . . . . . . . . . . . . . . . . . . . . .      (7,175)      (7,330)    (13,945)     (15,013)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .         159        1,908         543        2,950
                                                                   --------     --------    --------     --------
                                                                      9,213       11,629      19,268       23,272
                                                                   --------     --------    --------     --------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .     118,183       17,222     113,375       33,116

INCOME TAXES (Note 4) . . . . . . . . . . . . . . . . . . . . .      44,936        5,821      43,309       11,297
                                                                   --------     --------    --------     --------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 73,247     $ 11,401    $ 70,066     $ 21,819
                                                                   ========     ========    ========     ========


EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . .    $   1.41     $    .22    $   1.35     $    .42
                                                                  =========    =========   =========     ========

AVERAGE COMMON SHARES OUTSTANDING   . . . . . . . . . . . . . .      52,031       52,755      52,043       52,754
                                                                     ======       ======      ======       ======

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31, 1995
                         (dollar amounts in thousands)


                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock       Capital     Earnings      Stock       Total
--------------                                         ---------   ----------    --------    --------    --------
BALANCE, JANUARY 31, 1995  . . . . . . . . . . . . .     $5,386     $143,472     $347,573    $(21,401)   $475,030


Net earnings   . . . . . . . . . . . . . . . . . . .        -            -         70,066         -        70,066

Cash dividends (24 cents per share on Class A
   and 26 1/2 cents per share on Class B)  . . . . .        -            -        (13,211)                (13,211)
                                                                                                  -

Treasury stock purchases . . . . . . . . . . . . . .        -            -            -        (4,130)     (4,130)


Exercises of stock options . . . . . . . . . . . . .        -           (129)        -            261         132
                                                        -------     --------     --------    --------    --------
BALANCE, JULY 31, 1995   . . . . . . . . . . . . . .    $ 5,386     $143,343     $404,428    $(25,270)   $527,887
                                                        =======     ========     ========    ========    ========



                             ==============================


                                                        Common Stock Issued                    Treasury Stock
                                                    ---------------------------            ----------------------
SHARE AMOUNTS                                        Class A          Class B              Class A       Class B
-------------                                       ----------       ----------            -------      ---------
BALANCE, JANUARY 31, 1995  . . . . . . . . . . .    23,978,104       29,878,104            677,577        896,478

Treasury stock purchases . . . . . . . . . . . .           -                -               94,100        167,500

Exercises of stock options . . . . . . . . . . .           -                -              (10,321)        (9,397)

Other  . . . . . . . . . . . . . . . . . . . . .            (6)              (6)                -              -
                                                    ----------       ----------            -------      ---------
BALANCE, JULY 31, 1995 . . . . . . . . . . . . .    23,978,098       29,878,098            761,356      1,054,581
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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Six Months Ended
                                                                                        July 31
                                                                                 ------------------------
                                                                                   1995           1994
                                                                                 ---------      ---------
OPERATING ACTIVITIES
Net earnings ..................................................................  $  70,066      $  21,819
Adjustments to reconcile net earnings
    to cash provided by operating activities
     Depreciation, depletion and amortization .................................     55,878         79,099
     Exploration expenses, including dry-hole costs ...........................      7,740          6,056
     Deferred income taxes ....................................................     14,249          6,250
     Cost of land sold ........................................................     17,538         17,838
     Residential land development costs, net of reimbursements ................     (8,855)        (6,869)
     Distributions in excess of earnings of equity investees ..................      4,269          3,193
     Amortization of deferred natural gas contract restructuring proceeds .....     (5,950)        (8,254)
     Non-cash portion of natural gas contract buyout gain .....................   (162,689)           -
     Write-downs of real estate properties ....................................    112,794            -
     Accrued personnel reduction program costs ................................     11,128            -
     Gains from energy asset sales ............................................     (4,338)       (33,619)
     Accrued restructuring costs ..............................................        -           10,340
     Other ....................................................................      2,547          4,603
                                                                                 ---------      ---------
                                                                                   114,377        100,456
     Changes in operating assets and liabilities ..............................     58,128        (39,321)
                                                                                 ---------      ---------
     Cash provided by operating activities ....................................    172,505         61,135
                                                                                 ---------      ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis .....................................................    (98,868)      (108,509)
   Residential land development costs deducted above ..........................      8,855          6,869
   Adjustment to cash basis ...................................................     (7,205)       (10,129)
                                                                                 ---------      ---------
                                                                                   (97,218)      (111,769)

Proceeds from major energy asset sales (collection of
   final portion of Winnie/Spindletop proceeds in 1995) .......................     12,000        117,000
Proceeds from sales of real estate commercial properties ......................     25,644            -
Other .........................................................................      1,195          2,191
                                                                                 ---------      ---------
     Cash provided by (used for) investing activities .........................    (58,379)         7,422
                                                                                 ---------      ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt ................................................        -          150,779
Debt repayments ...............................................................    (94,759)      (200,473)
Cash dividends ................................................................    (13,211)       (13,390)
Treasury stock purchases ......................................................     (4,130)           -
Debt prepayment premium .......................................................        -           (6,420)
Other .........................................................................       (879)          (592)
                                                                                 ---------      ---------
     Cash used for financing activities .......................................   (112,979)       (70,096)
                                                                                 ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................      1,147         (1,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................     11,967         21,832
                                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................  $  13,114      $  20,293
                                                                                 =========      =========

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


      In January 1996, the Company amended its financial statements for the second quarter of fiscal 1996 to reinstate $109,484,000 of North Texas property costs that had been charged against proceeds received in connection with the early termination (effective July 1, 1995) of a natural gas sales contract. As a result, the second quarter gain on this transaction was increased by $109,484,000. After taxes, net earnings for the three- and six-month periods ended July 31, 1995 were increased by $67,721,000 ($1.30 per share). See pages 2 and 3 of the Company's Form 10-Q/A - Amendment No. 1 For The Quarter Ended July 31, 1995 for additional information concerning this matter.


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

       The following paragraphs present summarized financial statement information, which is generally reported on a one-month lag, for all entities accounted for on the equity method. Summarized earnings information for these entities for the three- and six-month periods ended July 31, 1995 and 1994 follows (in thousands):

                                                                    Three Months               Six Months
                                                                --------------------      --------------------
                                                                 1995         1994         1995         1994
                                                                --------    --------      -------     --------
       Revenues  . . . . . . . . . . . . . . . . . . . . . .    $154,475    $118,083      $258,274    $219,713

       Operating earnings  . . . . . . . . . . . . . . . . .      18,910      10,290        34,600      14,411

       Pretax earnings (before interest expense for
          those entities whose activities are funded
          by capital contributions of the owners)* . . . . .      10,228       5,659        19,504       6,215

       Proportionate share of pretax earnings included
          in the Company's reported operating earnings*  . .       4,677       3,364         8,991       2,998

____________________________________
*Amounts for the 1995 periods are net of $8,276,000 ($4,138,000 proportionate share) of property write-downs discussed in the following paragraph.

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

       The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at July 31, 1995 and January 31, 1995 and the Company's proportionate share of such debt at July 31, 1995 is summarized below (in thousands):


                                                 Entity Total             July 31, 1995 -- Company's Share
                                          -------------------------      ----------------------------------
                                          July 31,      January 31,                       Non-
                                            1995           1995           Recourse      Recourse     Total
                                          --------      -----------       --------      --------    -------
ENERGY ACTIVITIES
Belvieu Environmental Fuels . . . . .     $176,000        $176,000       $ 58,667      $    -       $ 58,667
C&L Processors Partnership  . . . . .       93,709         101,209         25,302        21,553       46,855
Gulf Coast Fractionators    . . . . .       78,900          79,550         16,572        14,002       30,574
                                          --------        --------       --------      --------     --------
                                           348,609         356,759        100,541        35,555      136,096
                                          --------        --------       --------      --------     --------

REAL ESTATE ACTIVITIES
The Fort Crockett Hotel Limited . . .       11,268          11,592          4,000         1,634        5,634
The Woodlands Mall Associates . . . .       58,481          54,683         29,241           -         29,241
Apartment partnerships  . . . . . . .       33,589          41,019            593        10,430       11,023
Others  . . . . . . . . . . . . . . .       55,221          42,609          2,270        21,126       23,396
                                          --------        --------       --------      --------     --------
                                           158,559         149,903         36,104        33,190       69,294
                                          --------        --------       --------      --------     --------
                                          $507,168        $506,662       $136,645      $ 68,745     $205,390
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


(4)    INCOME TAXES
       Income taxes for the six-month periods ended July 31, 1995 and 1994 consist of the following (in thousands):

                                                                  1995             1994
                                                                 ------           ------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . .  $26,700         $ 3,273
           State    . . . . . . . . . . . . . . . . . . . . . .    2,360           1,774
                                                                 -------         -------
                                                                  29,060           5,047
                                                                 -------         -------
           DEFERRED
           Federal  . . . . . . . . . . . . . . . . . . . . . .    8,512           5,511
           State    . . . . . . . . . . . . . . . . . . . . . .    5,737             739
                                                                 -------         -------
                                                                  14,249           6,250
                                                                 -------         -------
                                                                 $43,309         $11,297
                                                                 =======         =======

       The Company's estimated annual tax rates for the six-month periods ended July 31, 1995 and 1994 were 38.2% and 34.1%, respectively, versus the 35% statutory Federal income tax rate. A larger-than-normal provision for state income taxes resulting from the gas contract buyout was the principal cause of the 1995 period's higher rate.


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

(7)    SEGMENT INFORMATION
       Selected industry segment data for the six- and three-month periods ended July 31, 1995 and 1994 are as follows (in thousands):

                                                                  Segment
                                             Outside             Operating                                Capital
                                            Revenues              Earnings             DD&A             Expenditures*
                                     ---------------------  ------------------- -------------------  -------------------
                                       1995         1994      1995       1994     1995       1994      1995        1994
                                     --------     --------  -------    -------- -------    --------  --------    --------
Six Months
----------
EXPLORATION AND PRODUCTION
Operations ......................... $120,271  $139,592   $ 34,993    $44,273   $42,763    $48,831   $55,736    $61,627
Gain from gas contract buyout ......  205,256       -      205,256        -         -          -         -          -
Personnel reduction program costs ..      -         -       (7,935)       -         -          -         -          -
Gain from producing property sale ..    4,338       -        4,338        -         -          -         -          -
Gain from sale of drilling rigs ....      -       4,470        -        3,791       -          679       -          -
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                      329,865   144,062    236,652     48,064    42,763     49,510    55,736     61,627
                                     --------  --------   --------    -------   -------    -------   -------   --------
GAS SERVICES
Natural gas processing .............  148,442    98,044     16,299      5,847     3,405      4,548     2,790      2,269
Natural gas gathering
  and marketing ....................   78,655   116,968      4,794      3,597     3,579      4,693    12,749      8,342
Other ..............................    4,479     4,625      3,965        289        53      1,313     3,645      1,894
Personnel reduction program costs ..      -         -       (3,600)       -         -          -         -          -
Gain from major asset sale .........      -      29,828        -       29,828       -          -         -          -
Restructuring charges
  and asset write-downs ............      -         -          -      (25,650)      -       13,183       -          -
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                      231,576   249,465     21,458     13,911     7,037     23,737    19,184     12,505
                                     --------  --------   --------    -------   -------    -------   -------   --------
REAL ESTATE
Operations .........................   71,409    69,416     16,126     15,328     4,355      4,106    22,784     32,789
Write-downs of properties ..........      -         -     (112,794)                 -          -         -          -
Personnel reduction program costs ..      -         -       (3,000)       -         -          -          -         -
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                       71,409    69,416    (99,668)    15,328     4,355      4,106    22,784     32,789
                                     --------  --------   --------    -------   -------    -------   -------   --------

CORPORATE ..........................      -         -          -          -       1,723      1,746     1,164      1,588
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                     $632,850  $462,943   $158,442    $77,303   $55,878    $79,099   $98,868   $108,509
                                     ========  ========   ========    =======   =======    =======   =======   ========

Three Months
------------
EXPLORATION AND PRODUCTION
Operations ......................... $ 56,496  $ 69,653   $ 17,614   $ 19,547  $ 19,285   $ 26,269   $24,510   $ 27,044
Gain from gas contract buyout ......  205,256       -      205,256        -         -          -         -          -
Gain from producing property sale ..    4,338       -        4,338        -         -          -         -          -
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                      266,090    69,653    227,208     19,547    19,285     26,269    24,510     27,044
                                     --------  --------   --------    -------   -------    -------   -------   --------
GAS SERVICES
Natural gas processing .............   67,204    48,735      6,657      3,530     1,700      2,261       396      1,928
Natural gas gathering
  and marketing ....................   41,215    51,357      2,071      3,316     1,776      2,057     6,268      3,904
Other ..............................    3,646     2,570      3,399        686        26        649     3,553        555
Gain from major asset sale .........      -      29,828        -       29,828       -          -         -          -
Restructuring charges
  and asset write-downs ............      -         -          -      (25,650)      -       13,183       -          -
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                      112,065   132,490     12,127     11,710     3,502     18,150    10,217      6,387
                                     --------  --------   --------    -------   -------    -------   -------   --------
REAL ESTATE
Operations .........................   39,720    35,632     10,101      8,254     1,985      2,088    13,548     17,311
Write-downs of properties ..........      -         -     (112,794)       -         -          -         -          -
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                       39,720    35,632   (102,693)     8,254     1,985      2,088    13,548     17,311
                                     --------  --------   --------    -------   -------    -------   -------   --------

CORPORATE  .........................      -         -          -          -         839        897       153        800
                                     --------  --------   --------    -------   -------    -------   -------   --------
                                     $417,875  $237,775   $136,642    $39,511   $25,611    $47,404   $48,428   $ 51,542
                                     ========  ========   ========    =======   =======    =======   =======   ========

----------------------------------

*On accrual basis, including exploratory expenditures.

       Effective July 1, 1995, the Company terminated its North Texas gas sales contract with Natural Gas Pipeline Company of America (Natural) which had been scheduled to expire on December 31, 1997. In exchange, it received proceeds (for itself and other interest owners) consisting of $55,500,000 in cash (which was used to pay down long-term debt), receivables with present values of $91,608,000 and $82,369,000, respectively, related to payments of $95,000,000 and $91,000,000 due from Natural on February 1, 1996 and 1997 and ownership (effective in January 1998) of Natural's gathering system that serves the Company's 1,500 North Texas wells. The discounted value of the Company's share of these early termination proceeds aggregated $176,189,000. After recognizing the remaining $29,067,000 of previously deferred restructuring proceeds related to this contract, the Company reported a gain of $205,256,000 on the contract buyout in the second quarter of fiscal 1996. As a result of the contract termination, beginning July 1, 1995, the Company now receives market-sensitive prices for 80 MMcf per day of natural gas for which it had received $4 per Mcf.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS
(The information included in this section has been revised in its entirety to give effect to the amendment of the Company's financial statements discussed on pages 2 and 3 hereof.)

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

      The present value of the Company's share of the early termination proceeds totaled approximately $176.2 million. After recognizing $29.1 million of previously deferred restructuring revenues related to the Natural contract, the Company reported a pretax gain of $205.3 million on the contract buyout in fiscal 1996's second quarter.


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

      The Company incurred significant development costs in North Texas during the period the contract was in place to insure that it would meet the contract's delivery specifications and thereby realize the full value of its premium prices. Since market-sensitive gas prices in the North Texas area averaged only $1.60 per MMBtu during the last ten years (versus the contract's average of $3.48), much of the required development program was economically justified only because of the premium prices available under the contract. As discussed above, the contract's termination substantially reduces the Company's future North Texas gas revenues since this production will be sold at market-sensitive prices instead of the contract prices. Since, after the amendment of the second quarter financial statements, none of the $210,528,000 of unamortized costs of the North Texas properties was charged against the proceeds the Company received for agreeing to terminate the contract, there will not be a proportionate reduction in North Texas DD&A expense. Because of this, DD&A expense will constitute a higher percentage of the Company's oil and gas revenues for periods subsequent to the contract's termination than was the case earlier.


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


OPERATING STATISTICS

       Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and six-month periods ended July 31, 1995 and 1994 follow:

                                                              Three Months                Six Months
                                                         ----------------------     ----------------------
                                                           1995          1994         1995          1994
                                                         --------      --------     --------     ---------
       AVERAGE DAILY VOLUMES
       Natural gas sales (Mcf) . . . . . . . . . .        207,700       211,200      216,100       214,900
       Crude oil and condensate sales (Bbls) . . .          5,400         6,500        5,500         6,600
       Natural gas liquids produced (Bbls) . . . .         48,900        49,200       48,600        46,300
       Pipeline throughput (Mcf)
          Total  . . . . . . . . . . . . . . . . .        368,000       457,000      364,000       483,000
          Exclusive of Winnie Pipeline
             (which was sold in June 1994) . . . .        368,000       391,000      364,000       358,000

       AVERAGE SALES PRICES
       Natural gas (per Mcf) . . . . . . . . . . .       $   2.31      $   2.75     $   2.41      $   2.78
       Crude oil and condensate (per Bbl). . . . .          16.85         17.16        17.10         15.25
       Natural gas liquids produced (per Bbl). . .          11.39         11.26        11.45         11.14

       RESIDENTIAL LOT SALES - THE WOODLANDS
       Lots sold . . . . . . . . . . . . . . . . .            277           260          462           488
       Average price . . . . . . . . . . . . . . .       $ 40,217      $ 36,462     $ 39,663      $ 37,158
       Average price per square foot . . . . . . .           3.88          3.45         3.83          3.47



RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 1995
COMPARED WITH SIX MONTHS ENDED JULY 31, 1994
       The Company's results for the six-month periods ended July 31, 1995 and 1994--both before and after unusual items--are summarized in the table on the following page. Because of the impact of unusual items, the Company's net earnings for the first half of fiscal 1996 of $70.1 million were $48.3 million above those of the prior-year period. Unusual items increased the net earnings of the current-year period by $44.1 million versus $4.3 million during the comparable prior-year period.

       Excluding the unusual items, fiscal 1996's first half earnings were $8.5 million above those of the comparable prior-year period. The major contributors to this increase included improved gas processing margins and earnings from real estate operations, the Company's equity in the earnings of the MTBE plant partnership and personnel-reduction- driven declines in costs and expenses. These improvements were partially offset, however, by the negative impact of lower market-sensitive natural gas prices in fiscal 1996 and the one-month impact on subsequent operations of the buyout of the Natural gas sales contract.

       The following table and discussion identify and explain the major increases (decreases) in earnings for the six- month periods (in millions):

                                                Segment Operating Earnings
                                              -------------------------------
                                              Exploration
                                                  and         Gas       Real                Pretax        Net
                                              Production   Services    Estate    Other*    Earnings    Earnings
                                              ----------   --------    ------    ------    --------    --------
FISCAL 1995 AMOUNTS  . . . . . . . . . . .     $ 48.1       $ 13.9    $ 15.3     $(44.2)    $ 33.1     $ 21.8
                                               ------       ------    ------     ------     ------     ------
ELIMINATE IMPACT OF FISCAL 1995
  UNUSUAL ITEMS (see page 13)
Gas Services restructuring charges
  and asset write-downs  . . . . . . . . .         -          25.7        -          -        25.7       16.7
Gains from major energy asset sales  . . .       (3.8)       (29.8)       -          -       (33.6)     (21.0)
                                               ------       ------    ------     ------     ------     ------
                                                 (3.8)        (4.1)       -          -        (7.9)      (4.3)
                                               ------       ------    ------     ------     ------     ------
FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS         44.3          9.8      15.3      (44.2)      25.2       17.5
                                               ------       ------    ------     ------     ------     ------
MAJOR INCREASES (DECREASES)
Natural gas production
  Lower market-sensitive sales price . . .       (8.7)                    -          -        (8.7)      (5.7)
  Contract buyout  . . . . . . . . . . . .       (3.8)                    -          .5       (3.3)      (2.1)
Lower salary and benefits expenses
  due to personnel reductions  . . . . . .        2.3          1.9        .3        1.4        5.9        3.8
Absence of proved property impairments . .        3.3           -         -          -         3.3        2.1
Increased exploratory dry hole costs . . .       (2.2)                    -          -        (2.2)      (1.4)
Reduced amortization of deferred gas
  contract restructuring proceeds  . . . .       (1.9)                    -          -        (1.9)      (1.2)
Natural gas processing
  Higher NGL prices  . . . . . . . . . . .         -           2.3        -          -         2.3        1.5
  Increased production volumes . . . . . .         -            .9        -          -          .9         .6
  Lower feedstock costs due to
    lower market-sensitive gas prices. . .         -           5.4        -          -         5.4        3.5
  Deferred profits on NGL inventories. . .         -           1.9        -          -         1.9        1.2
Natural gas buy/resale gross profits . . .
  UPRC partnerships  . . . . . . . . . . .         -           2.2        -          -         2.2        1.4
  Southwestern's North Texas system  . . .         -          (1.4)                  -        (1.4)       (.9)
Equity in MTBE plant earnings  . . . . . .         -           3.9        -          -         3.9        2.5
Real Estate--The Woodlands   . . . . . . .         -            -        1.3         -         1.3         .8
Interest expense incurred  . . . . . . . .         -            -         -         2.7        2.7        1.8
Other
  SAR/Bonus unit expense accruals  . . . .        (.3)         (.2)      (.3)       (.5)      (1.3)       (.8)
  Miscellaneous  . . . . . . . . . . . . .        2.0         (1.6)      (.5)        .7         .6         .4
Lower effective tax rate . . . . . . . . .         -            -         -          -          -         1.0
                                               ------       ------    ------     ------     ------     ------
                                                 (9.3)        15.3        .8        4.8       11.6        8.5
                                               ------       ------    ------     ------     ------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS .       35.0         25.1      16.1      (39.4)      36.8       26.0
                                               ------       ------    ------     ------     ------     ------
FISCAL 1996 UNUSUAL ITEMS (see pages
   12 and 13)
Gain from natural gas contract buyout  . .      205.3           -         -          -       205.3      127.2
Write-downs of real estate properties  . .         -            -     (112.8)        -      (112.8)     (73.3)
Personnel reduction program costs  . . . .       (7.9)        (3.6)     (3.0)      (5.7)     (20.2)     (12.5)
Gain from sale of producing properties . .        4.3           -         -          -         4.3        2.7
                                               ------       ------    ------     ------     ------     ------
                                                201.7         (3.6)   (115.8)      (5.7)      76.6       44.1
                                               ------       ------    ------     ------     ------     ------
FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS  .     $236.7       $ 21.5   $ (99.7)    $(45.1)   $ 113.4    $  70.1
                                               ======       ======   =======     ======    =======    =======

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

NATURAL GAS - CONTRACT BUYOUT. Effective with the contract buyout on July 1, 1995, the Company began receiving market-sensitive prices for approximately 80 MMcf per day of North Texas residue gas previously sold at substantially higher contract prices ($4.00 and $3.75 per Mcf, respectively, in calendar 1995 and 1994). Because of seasonal and other market factors, North Texas production was sold for $1.25 per Mcf in July 1995, causing gas sales revenues to be substantially less than they had been in July 1994. After price-related cost reductions, oil and gas operating earnings on a year-to-year basis were lowered by $3.8 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $2.1 million.

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

REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($1.9 MILLION DECREASE). Prior to the buyout of the Natural contract effective July 1, 1995, certain volume-related deferred contract restructuring proceeds were amortized. Although not increasing cash flows, such amortization--net of related costs--added $6.3 million to operating earnings in fiscal 1995's first half. Exclusive of the $29.1 million separately recognized in connection with the natural gas contract buyout, such amortization added $4.4 million, or $1.9 million less, to the operating earnings of fiscal 1996's first half.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1995
COMPARED WITH THREE MONTHS ENDED JULY 31, 1994

       The Company's results for the three-month periods ended July 31, 1995 and 1994--both before and after unusual items--are summarized in the table that follows. Because of the impact of unusual items, the Company's net earnings for the second quarter of fiscal 1996 of $73.3 million were $61.9 million above those of the prior year's second quarter. Unusual items increased net earnings of the current-year period by $56.6 million, or $54.8 million more than during the prior-year period.

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

       The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                Segment Operating Earnings
                                         -------------------------------
                                         Exploration
                                             and         Gas       Real                Pretax        Net
                                         Production   Services    Estate    Other*    Earnings    Earnings
                                         ----------   --------    ------    ------    --------    --------
FISCAL 1995 AMOUNTS . . . . . . . . . .   $ 19.5       $ 11.7     $  8.3    $(22.3)    $ 17.2     $ 11.4
                                          ------       ------     ------    ------     ------     ------
ELIMINATE IMPACT OF FISCAL 1995
  UNUSUAL ITEMS (see page 13)
Gas Services restructuring charges
  and asset write-downs . . . . . . . .       -          25.7        -          -        25.7       16.7
Gain on sale of Winnie/Spindletop . . .       -         (29.8)       -          -       (29.8)     (18.5)
                                          ------       ------     ------    ------     ------     ------
                                              -          (4.1)       -          -        (4.1)      (1.8)
                                          ------       ------     ------    ------     ------     ------
FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS    19.5          7.6        8.3     (22.3)      13.1        9.6
                                          ------       ------     ------    ------     ------     ------
MAJOR INCREASES (DECREASES)
Natural gas production
  Lower market-sensitive sales price. .     (2.9)          -         -          -        (2.9)      (1.9)
  Contract buyout (see page 19) . . . .     (3.8)          -         -          .5       (3.3)      (2.1)
Lower salary and benefits expenses
  due to personnel reductions   . . . .      1.8           .9         .3       1.4        4.4        2.9
Reduced amortization of deferred gas
  contract restructuring proceeds . . .     (1.4)          -         -          -        (1.4)       (.9)
Proved property impairments
  see page 19)  . . . . . . . . . . . .      3.3           -         -          -         3.3        2.1
Natural gas processing - Lower
  feedstock costs due to lower
  market-sensitive gas prices . . . . .       -           2.1        -          -         2.1        1.4
Equity in MTBE plant earnings . . . . .       -           3.0        -          -         3.0        2.0
Real Estate--The Woodlands  . . . . . .       -            -         1.0        -         1.0         .7
Lower interest expense incurred
  due to average balance decline. . . .       -            -         -          .8         .8         .5
Other   . . . . . . . . . . . . . . . .      1.1         (1.5)        .5       1.2        1.3         .8
Lower effective tax rate  . . . . . . .       -            -         -          -          -         1.6
                                          ------       ------     ------    ------     ------     ------
                                            (1.9)         4.5        1.8       3.9        8.3        7.1
                                          ------       ------     ------    ------     ------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS    17.6         12.1       10.1     (18.4)      21.4       16.7
                                          ------       ------     ------    ------     ------     ------
FISCAL 1996 UNUSUAL ITEMS (see
  see pages 12 and 13)
gain from natural gas contract buyout .    205.3           -         -          -       205.3      127.2
Write-downs of real estate properties .       -            -      (112.8)       -      (112.8)     (73.3)
Gain from sale of producing
  properties  . . . . . . . . . . . . .      4.3           -         -          -         4.3        2.7
                                          ------       ------     ------    ------     ------     ------
                                           209.6           -      (112.8)       -        96.8       56.6
                                          ------       ------     ------    ------     ------     ------
FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS   $227.2       $ 12.1    $(102.7)   $(18.4)   $ 118.2    $  73.3
                                          ======       ======    =======    ======    =======    =======

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


REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($1.4 MILLION DECREASE). As discussed on page 19, this amortization declined in fiscal 1996 and ceased with the buyout of the Natural contract. Such amortization added $1.8 million to the operating earnings of the second quarter of fiscal 1996, $1.4 million less than the amount for the comparable prior-year period.



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

       Stockholders of the Company approved a proposal to appoint Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 1996. The vote was as follows:

                                                                                        Per-
                                                                       Number           cent
                                                                     ----------        ------
                  Shares voted "for"  . . . . . . . . . . . .         21,856,825        99.76
                  Shares voted "against"  . . . . . . . . . .             16,257          .07
                  Shares abstaining   . . . . . . . . . . . .             36,493          .17


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             10(a)* Settlement Agreement dated July 1, 1995 between Mitchell Energy Corporation, Mitchell Gas Services, Inc. and Natural Gas Pipeline Company of America.

             10(b)* Agreement to Terminate Gas Purchase Contract and Associated Agreements dated July 1, 1995 between Natural Gas Pipeline Company of America and Mitchell Energy Corporation.

             12      Computation of ratio of earnings to fixed charges

             * This exhibit, which was filed with the original Form 10-Q for the quarter ended July 31, 1995, is not being refiled with this Form 10-Q/A.


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


                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                                 (Registrant)


Dated:  January 15, 1996                By:    /s/ Philip S. Smith
                                        --------------------------------------
                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer

                     EXHIBIT INDEX



12      Computation of ratio of earnings to fixed charges

27      Financial Data Schedule