Form 10-Q/A
period 1995-10-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1996-01-18
CIK 311995

===============================================================================

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  [x]     No  [ ]


            Shares of common stock outstanding at November 30, 1995:

                   Class A . . . . . . . .       23,218,540
                   Class B . . . . . . . .       28,820,815

===============================================================================

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

                         Part I - Financial Information




ITEM 1.  FINANCIAL STATEMENTS

AMENDMENT OF PREVIOUSLY FILED FORM 10-Q. This filing amends in its entirety the report on Form 10-Q for the quarter ended October 31, 1995 of Mitchell Energy & Development Corp. ("the Company").

       As discussed in the Company's Form 10-Q/A Amendment No. 1 for the Quarter Ended July 31 1995, the Company's financial statements for the second quarter of fiscal 1996 were amended to reinstate $109,484,000 of North Texas property costs that originally had been charged against settlement proceeds received in connection with the termination of a natural gas sales contract effective July 1, 1995. After deferred taxes of $41,763,000, the Company's second quarter net earnings (and its retained earnings) were increased by $67,721,000 ($1.30 per share). See Form 10-Q/A Amendment No. 1 for the Quarter Ended July 31, 1995 for additional information.

       Inclusion of the reinstated North Texas property costs in the DD&A computations caused third quarter DD&A expense to increase by $2,985,000. After a deferred tax reduction of $1,809,000, third quarter net earnings were reduced by $1,176,000 ($.02 per share).

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                         OCTOBER 31,        January 31,
                                                                            1995               1995
                                                                         -----------        -----------
ASSETS (unaudited)
CURRENT ASSETS
Cash and cash equivalents ..........................................    $    10,956         $    11,967
Trade receivables, net of allowance for doubtful accounts
  of $2,645 and $2,304 .............................................         98,158             133,995
Gas contract buyout proceeds due February 1, 1996 (present value)...         93,533                 -
Inventories ........................................................         22,902              13,068
Other ..............................................................          9,719              24,808
                                                                        -----------         -----------
    Total current assets                                                    235,268             183,838
                                                                        -----------         -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreci-
  ation, depletion and amortization of $1,359,762 and $1,381,977
Exploration and production
  Oil and gas properties ...........................................        524,004             487,981
  Support equipment and facilities .................................         25,179              28,340
Gas services
  Natural gas processing ...........................................         91,994             100,139
  Natural gas gathering  ...........................................        102,187              92,725
  Other ............................................................         25,450              17,794
Corporate ..........................................................          6,641               7,120
                                                                        -----------         -----------
                                                                            775,455             734,099
                                                                        -----------         -----------

REAL ESTATE
The Woodlands.......................................................        622,198             654,881
Land held for investment, development or sale ......................         87,859             157,446
Resort and other operating properties ..............................         30,848              65,249
Notes and contracts receivable, at cost, net of
  allowance for doubtful accounts of $622 and $515 .................         37,330              40,314
                                                                        -----------         -----------
                                                                            778,235             917,890
                                                                        -----------         -----------
OTHER ASSETS (including $84,128 present value of
  gas contract buyout proceeds due February 1, 1997) ...............        115,990              20,044
                                                                        -----------         -----------
                                                                        $ 1,904,948         $ 1,855,871
                                                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt ....................................................    $    17,510         $    11,617
Oil and gas proceeds payable .......................................         80,802              51,211
Accounts payable and accrued liabilities ...........................         97,442             107,414
                                                                        -----------         -----------
    Total current liabilities                                               195,754             170,242
                                                                        -----------         -----------
LONG-TERM DEBT
Energy operations ..................................................        365,063             375,869
Real estate operations  ............................................        473,209             519,093
                                                                        -----------         -----------
                                                                            838,272             894,962
                                                                        -----------         -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ..............................................        218,949             200,722
Natural gas contract restructuring proceeds (Note 6) ...............            -                35,017
Deferred income ....................................................         26,054              29,774
Other liabilities ..................................................         94,541              50,124
                                                                        -----------         -----------
                                                                            339,544             315,637
                                                                        -----------         -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY (Note 7)
Preferred stock, $.10 par value (authorized 10,000,000 shares;
  none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) ...         5,386               5,386
Additional paid-in capital ..........................................       143,302             143,472
Retained earnings....................................................       407,901             347,573
Treasury stock, at cost..............................................       (25,211)            (21,401)
                                                                        -----------         -----------
                                                                            531,378             475,030
                                                                        -----------         -----------
                                                                        $ 1,904,948         $ 1,855,871
                                                                        ===========         ===========


_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)


                                                                   Three Months Ended         Nine Months Ended
                                                                        October 31               October 31
                                                                  ---------------------     ---------------------
                                                                     1995        1994         1995         1994
                                                                  ---------    --------     ---------    --------
REVENUES (Note 6)
Exploration and production (including second quarter gain
  from natural gas contract buyout of $205,256 in 1995) ......    $  38,852    $  64,831    $368,717     $208,893
Gas services (including gains from asset sales
  of $18,993 and $48,821 in the 1994 periods) ................      101,032      111,184     332,608      360,649
Real estate (including gain from sale of cable
  television operations of $19,449 in the 1995 periods) ......       53,335       31,639     124,744      101,055
                                                                  ---------    ---------   ---------    ---------
                                                                    193,219      207,654     826,069      670,597
                                                                  ---------    ---------   ---------    ---------

OPERATING COSTS AND EXPENSES (including first quarter person-
  nel reduction program costs of $14,535 in 1995) (Note 6)
Exploration and production ...................................       37,525       44,877     130,738      140,875
Gas services (including asset write-downs/restructuring
  charges of $7,111 in the 1995 periods and $5,602
  and $31,252 in the 1994 periods)  ..........................       99,631       86,627     309,749      322,181
Real estate (including property write-downs of $112,794 in
  the second quarter of 1995 and $5,661 in the 1994 periods).        24,462       30,993     195,539       85,081
                                                                  ---------    ---------   ---------    ---------
                                                                    161,618      162,497     636,026      548,137
                                                                  ---------    ---------   ---------    ---------

SEGMENT OPERATING EARNINGS (Note 6) ..........................       31,601       45,157     190,043      122,460
General and administrative expense (including first quarter
  personnel reduction program costs of $5,665 in 1995) .......        9,240       10,022      35,039       30,937
                                                                  ---------    ---------   ---------    ---------
TOTAL OPERATING EARNINGS                                             22,361       35,135     155,004       91,523
                                                                  ---------    ---------   ---------    ---------
OTHER EXPENSE
Interest expense .............................................       15,643       17,263      48,313       52,598
Capitalized interest .........................................       (7,211)      (7,000)    (21,156)     (22,013)

Other, net ...................................................         (416)       1,658         127        4,608
                                                                  ---------    ---------   ---------    ---------
                                                                      8,016       11,921      27,284       35,193
                                                                  ---------    ---------   ---------    ---------

EARNINGS BEFORE INCOME TAXES .................................       14,345       23,214     127,720       56,330

INCOME TAXES (Note 4) ........................................        4,267        8,202      47,576       19,499
                                                                  ---------    ---------   ---------    ---------
NET EARNINGS .................................................    $  10,078    $  15,012   $  80,144    $  36,831
                                                                  =========    =========   =========    =========


EARNINGS PER SHARE ...........................................    $     .19    $     .28   $    1.54    $     .70
                                                                  =========    =========   =========    =========

AVERAGE COMMON SHARES OUTSTANDING.............................       52,044       52,758      52,043       52,755
                                                                  =========    =========   =========    =========

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended October 31, 1995
                         (dollar amounts in thousands)


                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock       Capital     Earnings      Stock       Total
--------------                                         ---------   -----------   --------    ---------   ---------
BALANCE, JANUARY 31, 1995 .......................      $  5,386     $143,472     $347,573    $(21,401)   $475,030

Net earnings  ...................................             -            -       80,144           -      80,144

Cash dividends (36 cents per share on Class A
   and 39 3/4 cents per share on Class B) .......             -            -      (19,816)          -     (19,816)

Treasury stock purchases ........................             -            -            -      (4,130)     (4,130)

Exercises of stock options ......................             -         (170)           -         320         150
                                                       --------     --------     --------    --------    --------
BALANCE, OCTOBER 31, 1995........................      $  5,386     $143,302     $407,901    $(25,211)   $531,378
                                                       ========     ========     ========    ========    ========



       ===============================================================


                                                      Common Stock Issued                     Treasury Stock
                                                   ---------------------------           -------------------------
SHARE AMOUNTS                                       Class A            Class B            Class A         Class B
-------------                                      -----------       ----------          ---------      ---------
BALANCE, JANUARY 31, 1995 .................         23,978,104       29,878,104            677,577        896,478

Treasury stock purchases ..................                -                -               94,100        167,500

Exercises of stock options ................                -                -              (12,121)       (12,697)

Other .....................................                 (8)              (8)               -             -
                                                   -----------       ----------          ---------      ---------
BALANCE, OCTOBER 31, 1995..................         23,978,096       29,878,096            759,556      1,051,281
                                                   ===========       ==========          =========      =========

_____________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Nine Months Ended
                                                                                      October 31
                                                                               ------------------------
                                                                                 1995           1994
                                                                               ---------      ---------
OPERATING ACTIVITIES
Net earnings ................................................................  $  80,144      $  36,831
Adjustments to reconcile net earnings
    to cash provided by operating activities
     Depreciation, depletion and amortization ...............................     83,796        110,306
     Exploration expenses, including dry-hole costs .........................     11,023          9,623
     Deferred income taxes ..................................................     18,227         10,385
     Cost of land sold ......................................................     26,175         25,768
     Residential land development costs, net of reimbursements  .............    (14,478)       (12,599)
     Distributions in excess of earnings of equity investees ................      8,461         12,027
     Amortization of deferred natural gas contract restructuring proceeds ...     (5,950)       (12,382)
     Non-cash portion of natural gas contract buyout gain ...................   (162,689)             -
     Write-downs of real estate properties ..................................    112,794          5,661
     Accrued personnel reduction program costs ..............................     11,128              -
     Gains from property sales ..............................................    (25,100)       (52,612)
     Accrued restructuring costs ............................................          -          9,830
     Other ..................................................................     (3,156)         5,928
                                                                               ---------      ---------
                                                                                 140,375        148,766
     Changes in operating assets and liabilities ............................     37,822        (50,713)
                                                                               ---------      ---------
     Cash provided by operating activities ..................................    178,197         98,053
                                                                               ---------      ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ...................................................   (184,378)      (164,224)
   Residential land development costs deducted above ........................     14,478         12,599
   Adjustment to cash basis .................................................    (10,808)       (11,561)
                                                                               ---------      ---------
                                                                                (180,708)      (163,186)
Proceeds from major energy asset sales ......................................     19,569        152,000
Proceeds from sales of real estate commercial properties ....................     42,677          3,354
Other .......................................................................      2,299            610
                                                                               ---------      ---------
     Cash used for investing activities .....................................   (116,163)        (7,222)
                                                                               ---------      ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt ..............................................         -         129,266
Debt repayments .............................................................    (38,001)      (200,972)
Cash dividends ..............................................................    (19,816)       (20,086)
Treasury stock purchases ....................................................     (4,130)             -
Debt prepayment premium .....................................................          -         (6,420)
Other .......................................................................     (1,098)          (782)
                                                                               ---------      ---------
     Cash used for financing activities .....................................    (63,045)       (98,994)
                                                                               ---------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS .......................................     (1,011)        (8,163)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................     11,967         21,832
                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................  $  10,956      $  13,669
                                                                               =========      =========

_____________________________
The accompanying notes are an integral part of these financial statements.

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


       In January 1996, the Company amended its financial statements for the second and third quarters of fiscal 1996 to reinstate $109,484,000 of North Texas property costs that had been charged against proceeds received in connection with the early termination (effective July 1, 1995) of a natural gas sales contract. As a result, the second quarter gain on this transaction was increased by $109,484,000. After taxes, net earnings for the three- and six-month periods ended July 31, 1995 were increased by $67,721,000 ($1.30 per share). In addition, third quarter results were amended to include DD&A expense of $2,985,000 on the reinstated costs. After taxes, this reduced net earnings for the three-month period ended October 31, 1995 by $1,176,000 ($.02) per share). For the nine-month period ended October 31, 1995, the effect of the financial statement amendment was to increase net earnings by $66,545,000 ($1.28 per share). See pages 2 and 3 of the Company's Form 10-Q/A - Amendment No. 1 For The Quarter Ended July 31, 1995 for additional information concerning this matter.


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

       The following paragraphs present summarized financial statement information, which is generally reported on a one-month lag, for all entities accounted for on the equity method. Summarized earnings information for these entities for the three- and nine-month periods ended October 31, 1995 and 1994 follows (in thousands):

                                                                   Three Months               Nine Months
                                                                --------------------      --------------------
                                                                  1995         1994         1995         1994
                                                                --------     -------      --------    --------
       Revenues .............................................   $136,893    $146,842      $395,167    $366,555
       Operating earnings ...................................     30,822      23,749        65,422      38,160
       Pretax earnings (before interest expense for
          those entities whose activities are funded
          by capital contributions of the owners)* ..........     19,454      17,033        38,958      23,248
       Proportionate share of pretax earnings included
          in the Company's reported operating earnings* .....      7,098       6,464        16,089       9,462

       ____________________________________
       *Amounts for the 1995 nine-month period are net of $8,276 ($4,138 proportionate share) of property write-downs discussed in the following paragraph.

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

       The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at October 31, 1995 and January 31, 1995 and the Company's proportionate share of such debt at October 31, 1995 is summarized below (in thousands):

                                             Entity Total                October 31, 1995 -- Company's Share
                                      -------------------------         -----------------------------------
                                       October 31,     January 31,                       Non-
                                          1995           1995            Recourse      Recourse      Total
                                      ------------    ------------       --------      --------    ---------
ENERGY ACTIVITIES
Belvieu Environmental Fuels (BEF) .     $176,000        $176,000         $ 58,667       $   -       $ 58,667
C&L Processors Partnership ........       89,959         101,209           24,289        20,691       44,980
Gulf Coast Fractionators (GCF) ....       77,125          79,550            3,168        26,718       29,886
                                        --------        --------         --------       -------     --------
                                         343,084         356,759           86,124        47,409      133,533
                                        --------        --------         --------       -------     --------
REAL ESTATE ACTIVITIES
The Fort Crockett Hotel Limited ...       11,137          11,592            4,000         1,569        5,569
The Woodlands Mall Associates .....       58,889          54,683           29,445           -         29,445
Apartment partnerships ............       32,904          41,019              107        10,863       10,970
Others ............................       47,504          42,609            4,176        15,382       19,558
                                        --------        --------         --------       -------     --------
                                         150,434         149,903           37,728        27,814       65,542
                                        --------        --------         --------       -------     --------
                                        $493,518        $506,662         $123,852       $75,223     $199,075
                                        ========        ========         ========       =======     ========

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

(4)    INCOME TAXES
       Income taxes for the nine-month periods ended October 31, 1995 and 1994 consist of the following (in thousands):


                                                                   1994             1995
                                                                  -----            ------
           CURRENT
           Federal ..........................................      $26,699         $ 5,860
           State ............................................        2,650           3,254
                                                                   -------         -------
                                                                    29,349           9,114
                                                                   -------         -------
           DEFERRED
           Federal ..........................................       12,813          10,210
           State ............................................        5,414             175
                                                                   -------         -------
                                                                    18,227          10,385
                                                                   -------         -------
                                                                   $47,576         $19,499
                                                                   =======         =======

       The Company's estimated annual tax rates for the nine-month periods ended October 31, 1995 and 1994 were 37.25% and 34.6%, respectively, versus the 35% statutory Federal income tax rate.

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

(6)    SEGMENT INFORMATION
       Selected industry segment data for the nine- and three-month periods ended October 31, 1995 and 1994 are as follows (in thousands):

                                                               Segment
                                             Outside          Operating                                   Capital
                                            Revenues           Earnings             DD&A                Expenditures*
                                     ------------------  --------------------  -------------------   -------------------
                                       1995      1994       1995       1994      1995       1994       1995      1994
                                     --------  --------  ----------  --------  --------   --------   --------   --------
Nine Months
-----------
EXPLORATION AND PRODUCTION
Operations .......................   $158,123  $204,423   $  35,320  $ 64,227  $ 59,974   $ 71,631   $111,334   $ 89,239
Gain from gas contract buyout ....    205,256       -      205,256        -         -          -          -          -
Personnel reduction program costs.        -         -       (7,935)       -         -          -          -          -
Gain from producing property sale.      4,338       -        4,338        -         -          -          -          -
Gain from sale of drilling rigs ..      1,000     4,470      1,000      3,791       -          679        -          -
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                      368,717   208,893    237,979     68,018    59,974     72,310    111,334     89,239
                                     --------  --------  ---------   --------  --------   --------   --------   --------
GAS SERVICES
Natural gas processing ...........    206,652   163,735     20,390     12,761     5,236      6,196      4,180      6,130
Natural gas gathering
  and marketing ..................    119,550   141,587      7,663      6,813     5,265      6,359     20,408     10,436
Other ............................      6,406     6,506      5,517      1,325        80      1,866      6,280      4,062
Personnel reduction program costs.        -         -       (3,600)       -         -          -          -          -
Gains from major asset sales .....        -      48,821        -       48,821       -          -          -          -
Restructuring charges
  and asset write-downs ..........        -          -      (7,111)   (31,252)    4,922     14,832        -          -
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                      332,608   360,649     22,859     38,468    15,503     29,253     30,868     20,628
                                     --------  --------  ---------   --------  --------   --------   --------   --------
REAL ESTATE
Operations .......................    124,744   101,055     44,999     21,635     5,783      6,126     39,515     51,712
Write-downs of properties ........        -         -     (112,794)    (5,661)      -          -          -          -
Personnel reduction program costs.        -         -       (3,000)       -         -          -          -          -
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                      124,744   101,055    (70,795)    15,974     5,783      6,126     39,515     51,712
                                     --------  --------  ---------   --------  --------   --------   --------   --------
CORPORATE.........................        -         -          -          -       2,536      2,617      2,661      2,645
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                     $826,069  $670,597  $ 190,043   $122,460  $ 83,796   $110,306   $184,378   $164,224
                                     ========  ========  =========   ========  ========   ========   ========   ========

Three Months
------------
EXPLORATION AND PRODUCTION
Operations ......................    $ 37,852  $ 64,831  $     327   $ 19,954  $ 17,211   $ 22,800   $ 55,598   $ 27,612
Gain from sale of drilling rigs .       1,000       -        1,000        -         -          -          -          -
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                       38,852    64,831      1,327     19,954    17,211     22,800     55,598     27,612
                                     --------  --------  ---------   --------  --------   --------   --------   --------
GAS SERVICES
Natural gas processing ..........      58,210    65,691      4,091      6,914     1,831      1,648      1,390      3,861
Natural gas gathering
  and marketing .................      40,895    24,619      2,869      3,216     1,686      1,666      7,659      2,094
Other ...........................       1,927     1,881      1,552      1,036        27        553      2,635      2,168
Gains from major asset sales ....         -      18,993        -       18,993       -          -          -          -
Asset write-downs ...............         -         -       (7,111)    (5,602)    4,922      1,649        -          -
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                      101,032   111,184      1,401     24,557     8,466      5,516     11,684      8,123
                                     --------  --------  ---------   --------  --------   --------   --------   --------
REAL ESTATE
Operations ......................      53,335    31,639     28,873      6,307     1,428      2,020     16,731     18,923
Write-downs of properties .......        -         -           -       (5,661)      -          -          -          -
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                       53,335    31,639     28,873        646     1,428      2,020     16,731     18,923
                                     --------  --------  ---------   --------  --------   --------   --------   --------
CORPORATE .......................         -         -          -          -         813        871      1,497      1,057
                                     --------  --------  ---------   --------  --------   --------   --------   --------
                                     $193,219  $207,654  $  31,601   $ 45,157   $27,918   $ 31,207   $ 85,510   $ 55,715
                                     ========  ========  =========   ========   =======   ========   ========   ========

__________________________________
*On accrual basis, including exploratory expenditures.

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

       Exploration and Production segment operating earnings for the nine-month period ended October 31, 1995 include gains of $4,338,000 from the sale during the second quarter of certain West Texas producing oil and gas properties and $1,000,000 in the third quarter related to the redemption of warrants that had been obtained in connection with a prior-year drilling rig sale. During the three-month period ended April 30, 1994, the Company reported a gain of $3,791,000 in connection with the sale of 16 land drilling rigs for $9,000,000 in cash plus warrants to acquire common stock of the purchaser that were valued at zero in determining the gain.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              POSITION AND RESULTS OF OPERATIONS
(The information included in this section has been revised in its entirety to give effect to the amendment of the Company's financial statements discussed on page 2 hereof.)

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

      As part of the program, a companywide asset study was undertaken to identify for sale underutilized assets or non- core holdings that have greater value to others. Three major energy assets were sold during fiscal 1995 at a pretax gain of $52.6 million for a total consideration of $164 million. The Company has identified certain other energy assets that it plans to dispose of, including marginally profitable oil and gas properties (some of which were sold in fiscal 1996) and certain underutilized gas processing plants and gas gathering systems. Asset write-downs and restructuring charges were recorded in fiscal 1995 to, among other things, reduce the carrying values of the assets to be disposed of to their estimated sales values.

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

ENERGY OPERATIONS OUTLOOK. As discussed elsewhere herein, the Company's operations during fiscal 1996's third quarter were adversely affected by several factors, including (i) a 23-day shutdown of a third-party-owned pipeline system that transports natural gas from the Company's Bridgeport gas processing plant to Midwest markets, (ii) a 47-day shutdown of the MTBE plant in which the Company holds a one-third interest and (iii) low market-sensitive natural gas prices.

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


OPERATING STATISTICS

       Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and nine-month periods ended October 31, 1995 and 1994 follow:

                                                        Three Months                 Nine Months
                                                  -----------------------      ---------------------
                                                   1995          1994           1995          1994
                                                  ---------     ---------      -------       -------
       AVERAGE DAILY VOLUMES
       Natural gas sales (Mcf) .................   194,200       203,900      208,700       211,200
       Crude oil and condensate sales (Bbls) ...     4,900         6,200        5,300         6,500
       Natural gas liquids produced (Bbls) .....    43,700        48,900       47,000        47,200
       Pipeline throughput (Mcf)
          Total ................................   350,800       355,200      359,800       443,700
          Exclusive of Winnie Pipeline
             (which was sold in June 1994) .....   350,800       355,200      359,800       360,900

       AVERAGE SALES PRICES
       Natural gas (per Mcf) ...................    $ 1.66        $ 2.65       $ 2.17        $ 2.74
       Crude oil and condensate (per Bbl) .....      16.18         16.26        16.81         15.58
       Natural gas liquids produced (per Bbl)..      11.15         11.67        11.36         11.32

       RESIDENTIAL LOT SALES - THE WOODLANDS
       Lots sold ..............................        252           237          714           725
       Average price per lot ..................    $43,036       $40,262      $40,733       $37,989
       Average price per square foot...........       4.11          3.85         3.91          3.62


RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1995
COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1994

       The Company's results for the nine-month periods ended October 31, 1995 and 1994--both before and after unusual items--are summarized in the table on the following page. Because of the impact of unusual items, the Company's net earnings for the nine months ended October 31, 1995 of $80.1 million were well above the $36.8 million of the prior-year period (unusual items increased the net earnings of the current year period by $40.3 million and increased those of the prior-year period by $8.7 million).

       Excluding the unusual items, earnings for the nine months ended October 31, 1995 were $11.7 million above those of the comparable prior-year period. A major contributor to this increase was improved earnings from real estate operations, including a $19.4 million gain ($12.6 million after tax) resulting from the sale of the Company's remaining 50% interest in a partnership that operated the cable television system in The Woodlands. Also contributing to this improvement were earnings from the Company's one-third interest in an MTBE plant partnership and personnel-reduction-driven declines in costs and expenses. These improvements were partially offset, however, by the negative impact on subsequent operations of the July 1, 1995 buyout of the Natural gas sales contract and the effect of fiscal 1996's lower market-sensitive natural gas prices.

       The following table and discussion identify and explain the major increases (decreases) in earnings for the nine-month periods (in millions):

                                                Segment Operating Earnings
                                             --------------------------------
                                             Exploration
                                                 and          Gas       Real                Pretax        Net
                                             Production    Services    Estate    Other*    Earnings    Earnings
                                             ----------    --------    ------    ------    --------    --------
FISCAL 1995 AMOUNTS ......................     $ 68.0       $ 38.5    $ 16.0     $(66.1)   $  56.4     $ 36.8
                                               ------       ------    ------     ------    -------     ------
ELIMINATE IMPACT OF FISCAL 1995
  UNUSUAL ITEMS (see pages 12 and 13)
Gas Services restructuring charges
  and asset write-downs ..................         -          31.2        -          -        31.2       20.3
Gains from major energy asset sales ......       (3.8)       (48.8)       -          -       (52.6)     (32.7)
Real estate asset write-downs ............        -             -        5.7         -         5.7        3.7
                                               ------       ------    ------     ------    -------     ------
                                                 (3.8)       (17.6)      5.7         -       (15.7)      (8.7)
                                               ------       ------    ------     ------    -------     ------
FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS         64.2         20.9      21.7      (66.1)      40.7       28.1
                                               ------       ------    ------     ------    -------     ------
MAJOR INCREASES (DECREASES)
Natural gas
  Contract buyout ........................      (19.9)          -         -         2.1      (17.8)     (11.6)
  Lower market-sensitive sales price .....       (9.4)          -         -          -        (9.4)      (6.1)
Curtailment for North Texas
   pipeline maintenance ..................       (1.6)        (2.9)       -          -        (4.5)      (2.9)
Lower salary and benefits expenses
  due to personnel reductions ............        3.4          2.3        .6        2.8        9.1        5.9
Absence of proved property impairments....        3.4           -         -          -         3.4        2.2
Increased exploratory dry hole costs .....       (2.3)          -         -          -        (2.3)      (1.5)
Reduced amortization of deferred gas
  contract restructuring proceeds ........       (5.0)          -         -          -        (5.0)      (3.3)
Natural gas processing
  Lower feedstock costs ..................         -           5.4        -          -         5.4        3.5
  Deferred profits on NGL inventories ....         -           3.8        -          -         3.8        2.5
Natural gas buy/resale gross profits
  UPRC partnerships ......................         -           2.0        -          -         2.0        1.3
  Southwestern's North Texas system ......         -          (2.0)                  -        (2.0)      (1.3)
Equity in MTBE plant earnings ............         -           3.3        -          -         3.3        2.2
Real Estate--The Woodlands
  Gain on sale of interest in
    cable television partnership .........         -            -       19.4         -        19.4       12.6
  Other ..................................         -            -        3.4         -         3.4        2.2
Interest expense incurred ................         -            -         -         4.3        4.3        2.8
Other
  SAR/Bonus unit expense accruals ........        (.4)         (.2)      (.3)       (.5)      (1.4)       (.9)
  Miscellaneous ..........................        2.9           .9        .2         .8        4.8        4.1
                                               ------       ------    ------     ------    -------     ------
                                                (28.9)        12.6      23.3        9.5       16.5       11.7
                                               ------       ------    ------     ------    -------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS         35.3         33.5      45.0      (56.6)      57.2       39.8
                                               ------       ------    ------     ------    -------     ------
FISCAL 1996 UNUSUAL ITEMS (see pages 11-13)
Gain from natural gas contract buyout ....      205.3           -         -          -       205.3      127.2
Write-downs of real estate properties ....         -            -     (112.8)               (112.8)     (73.3)
Personnel reduction program costs ........       (7.9)        (3.6)     (3.0)      (5.7)     (20.2)     (12.5)
Gain from sale of producing properties ...        4.3           -         -          -         4.3        2.7
Loss from sale of NGL plants .............         -          (7.1)                  -        (7.1)      (4.4)
Gain from sale of drilling rigs ..........        1.0           -         -          -         1.0         .6
                                               ------       ------    ------     ------    -------     ------
                                                202.7        (10.7)   (115.8)      (5.7)      70.5       40.3
                                               ------       ------    ------     ------    -------     ------
FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS        $238.0       $ 22.8    $(70.8)    $(62.3)   $ 127.7     $ 80.1
                                               ======       ======    ======     ======    =======     ======

_____________________________________
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exploration and Production operating earnings before unusual items declined $28.7 million during the nine months ended October 31, 1995 to $35.3 million. This unfavorable comparison was primarily the result of the adverse impact on subsequent operations of the gas contract buyout effective July 1, 1995 and lower market-sensitive natural gas prices.

NATURAL GAS - CONTRACT BUYOUT. Effective with the contract buyout on July 1, 1995, the Company began receiving market-sensitive prices for approximately 80 MMcf per day of North Texas residue gas previously sold at substantially higher contract prices ($4.00 and $3.75 per MMBtu, respectively, in calendar 1995 and 1994). As a result, gas sales revenues were substantially less than they had been in the prior-year period. During the four-month period subsequent to the contract buyout, the Company's realizations for its North Texas gas averaged $1.31 per MMBtu, a price that was adversely affected by seasonal and other market factors. After price-related cost reductions, oil and gas operating earnings on a period-to-period basis were lowered by $19.9 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $11.6 million.

NATURAL GAS - LOWER MARKET-SENSITIVE SALES PRICE ($9.4 MILLION DECREASE). For production outside the North Texas area, the Company's average market-sensitive natural gas sales price during the first nine months of fiscal 1996 of $1.59 per Mcf was 19% below the $1.96 realized during the comparable period of the prior year.

CURTAILMENT FOR NORTH TEXAS PIPELINE MAINTENANCE ($4.5 MILLION DECREASE). During October 1995, North Texas natural gas production was shut in for 23 days because of scheduled maintenance on the interstate pipeline that transports the Company's residue gas from this area to markets in the Midwest. This production curtailment, which necessitated the shut-down of the Company's largest gas processing plant at Bridgeport Texas, lowered exploration and production operating earnings by $1.6 million and gas processing operating earnings by $2.9 million.

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

REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($5.0 MILLION DECREASE). Prior to the buyout of the Natural contract effective July 1, 1995, certain deferred contract restructuring proceeds had been amortized. Although not increasing cash flows, such amortization added $9.4 million to operating earnings in fiscal 1995's first nine months. Exclusive of the $29.1 million separately recognized in connection with the gas contract buyout, such amortization added $4.4 million to fiscal 1996 operating earnings, or $5.0 million less than in the comparable period of the prior year.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1995
COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1994

       The Company's results for the three-month periods ended October 31, 1995 and 1994--both before and after unusual items--are summarized in the table that follows. Because of the impact of unusual items, the Company's net earnings for the third quarter of fiscal 1996 of $10.1 million were $4.9 million below those of the prior year's third quarter. Unusual items reduced net earnings of the current-year period by $3.8 million, but increased those of the prior-year period by $4.4 million.

       Excluding the unusual items, fiscal 1996's third quarter earnings were $3.3 million above those of the prior-year period because of increases in segment operating earnings for Real Estate activities, which included the previously mentioned gain on the sale of the Company's one-half interest in The Woodlands cable television operations.

       The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                   Segment Operating Earnings
                                                 -------------------------------
                                                 Exploration
                                                     and         Gas       Real                Pretax      Net
                                                 Production   Services    Estate    Other*    Earnings   Earnings
                                                 ----------   --------    ------    ------    --------   --------
FISCAL 1995 AMOUNTS ..........................    $ 19.9       $ 24.6    $   .6     $(21.9)    $ 23.2     $ 15.0
                                                  ------      -------    ------     ------     ------     ------
ELIMINATE IMPACT OF FISCAL 1995
  UNUSUAL ITEMS (see pages 12 and 13)
Gains from major energy asset sales ..........        -         (19.0)       -          -       (19.0)     (11.7)
Gas Services restructuring charges
  and asset write-downs ......................        -           5.6        -          -         5.6        3.6
Real estate asset write-downs ................        -            -        5.7         -         5.7        3.7
                                                  ------       ------    ------     ------     ------     ------
                                                      -         (13.4)      5.7         -        (7.7)      (4.4)
                                                  ------       ------    ------     ------     ------     ------
FISCAL 1995 AMOUNTS BEFORE UNUSUAL ITEMS .....      19.9         11.2       6.3      (21.9)      15.5       10.6
                                                  ------       ------    ------     ------     ------     ------
MAJOR INCREASES (DECREASES)
Natural gas--Contract buyout ................      (16.1)          -         -         1.6      (14.5)      (9.4)
Curtailment for North Texas pipeline
  maintenance (see page 19) .................       (1.6)        (2.9)       -          -        (4.5)      (2.9)
Lower salary and benefits expenses
  due to personnel reductions ...............        1.4           .4        .3        1.4        3.5        2.3
Reduced amortization of deferred gas
  contract restructuring proceeds............       (3.1)          -         -          -        (3.1)      (2.0)
Natural gas processing
  Lower NGL prices ..........................         -          (2.4)       -          -        (2.4)      (1.6)
  Lower feedstock costs due to
    lower market-sensitive gas prices .......         -            .6        -          -          .6         .4
Real Estate--The Woodlands
  Gain from sale of interest in cable tele-
    vision partnership (see page 21)  .......         -            -       19.4         -        19.4       12.6
  Other .....................................         -            -        2.1         -         2.1        1.4
Lower interest expense incurred
  due to decline in average debt balance .            -            -         -         1.6        1.6        1.0
Other .......................................        (.2)         1.6        .8         -         2.2        1.5
                                                  ------       ------    ------     ------     ------     ------
                                                   (19.6)        (2.7)     22.6        4.6        4.9        3.3
                                                  ------       ------    ------     ------     ------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS.....         .3          8.5      28.9      (17.3)      20.4       13.9
                                                  ------       ------    ------     ------     ------     ------
FISCAL 1996 UNUSUAL ITEMS (see page 12)
Loss from sale of NGL plants ................         -          (7.1)       -          -        (7.1)      (4.4)
Gain from sale of drilling rigs .............        1.0           -         -          -         1.0         .6
                                                  ------       ------    ------     ------     ------     ------
                                                     1.0         (7.1)       -          -        (6.1)      (3.8)
                                                  ------       ------    ------     ------     ------     ------
FISCAL 1996 AMOUNTS AFTER UNUSUAL ITEMS ....      $  1.3       $  1.4     $28.9     $(17.3)    $ 14.3     $ 10.1
                                                  ======       ======     =====     ======     ======     ======

_____________________________
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exclusive of unusual items, Exploration and Production Division fiscal 1996 third quarter operating earnings were $19.6 million below those of the comparable prior-year period principally due to the adverse impact on subsequent operations of the previously discussed natural gas contract buyout, the 23-day curtailment of natural gas production in North Texas for pipeline maintenance and reduced amortization of deferred gas contract restructuring proceeds. During fiscal 1996's third quarter, natural gas sales averaged 194,200 Mcf per day at $1.66 per Mcf versus the prior period's 203,900 at $2.65.

NATURAL GAS - CONTRACT BUYOUT. As discussed on page 19, the Company's gas sales revenues were substantially lower in the current period because it began receiving market-sensitive prices effective July 1, 1995 for approximately 80 MMcf per day of North Texas residue gas that had been sold under a contract for $3.75 per MMBtu during fiscal 1995's third quarter (production during the current quarter was sold at an average price of $1.34 per MMBtu). After price-related cost reductions, oil and gas operating earnings on a period-to-period basis were lowered by $16.1 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $9.4 million.

REDUCED AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($3.1 MILLION DECREASE). As discussed on page 19, this amortization ceased with the buyout of the Natural contract on July 1, 1995. Such amortization added $3.1 million to the operating earnings of the prior year's third quarter.


GAS SERVICES
Exclusive of unusual items, Gas Services operating earnings declined $2.7 million (from $11.2 million to $8.5 million) during the fiscal 1996 period due to lower NGL prices and the 23-day shutdown of the Bridgeport plant (see page
20). Because of the shutdown, fiscal 1996 third quarter NGL production volumes of 43,700 barrels per day were below the 48,900 in the comparable prior-year period. NGL prices averaged $11.15 per barrel during the current period, down from $11.67 during the third quarter of the prior year.


REAL ESTATE
Operating earnings from real estate activities increased $22.6 million during fiscal 1996's third quarter, almost exclusively attributable to activities in The Woodlands. As discussed on page 21, the current period's earnings included a $19.4 million gain from the sale of an interest in a cable television partnership. Also contributing to the favorable quarter-to-quarter variance were increased earnings from residential lot sales--due to increases in the number of lots sold (252 versus 237) and lot sales prices--and improved earnings of The Woodlands Executive Conference Center and Resort.

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


                                         MITCHELL ENERGY & DEVELOPMENT CORP.
                                         --------------------------------------
                                                     (Registrant)


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