Form 10-K
period 1996-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1996-04-30
CIK 311995

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
         Title of each class                         on which registered
- ------------------------------------                 --------------------
Class A Common Stock, $.10 Par Value                 New York and Pacific
Class B Common Stock, $.10 Par Value                 New York and Pacific


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


   The aggregate market value of voting stock held by nonaffiliates of the registrant at March 31, 1996 was approximately $146,646,000

            Shares of common stock outstanding at March 31, 1996:

                             Class A - 23,227,815

                             Class B - 28,832,037

                     DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the following documents are incorporated by reference into the indicated parts of this report:
   Annual Report to Stockholders for the fiscal year ended January 31, 1996
                              - Parts I and II.
Definitive Proxy Statement to be filed within 120 days after January 31, 1996
                                 - Part III.

================================================================================

                                     PART I

ITEM 1 - BUSINESS

      Except for discussions of competition and insurance, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the fiscal year ended January 31, 1996 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                            PAGE
       --------------------------------------                     ------------
                                                                     Inside
       The Company  . . . . . . . . . . . . . . . . . . . . . . .  Front Cover
       Energy Operations - Exploration and Production . . . . . .     8 - 14
       Energy Operations - Gas Services . . . . . . . . . . . . .    15 - 18
       Real Estate Operations . . . . . . . . . . . . . . . . . .    20 - 26
       Notes to Consolidated Financial Statements
          Note 10:  Segment Information . . . . . . . . . . . . .    55 - 57



Competition

       The Registrant is a holding company which conducts all of its operations through its subsidiaries, collectively referred to as "the Company." The Company is one of the nation's largest independent oil and gas producers and is a leading real estate developer in the Houston-Galveston area. Its energy-related operations include the exploration for and production of natural gas and crude oil, production of natural gas liquids (NGLs) and the operation of gas gathering systems. The Company has substantial real estate holdings, primarily within a 50-mile radius of Houston, Texas.

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

       The Company owns or has interests in numerous natural gas processing plants located in Texas, Oklahoma and New Mexico, and it ranked 16th in daily domestic NGL production in calendar 1995. The Company also has fractionating equipment at several of its processing plants and owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company participates in the downstream business through its one-third interest in a partnership which has a plant at Mont Belvieu, Texas that produces methyl tertiary butyl ether (MTBE), an oxygenate used in the production of environmentally cleaner gasoline. This plant has a daily capacity of approximately 16,000 barrels.

       The Company owns or has interests in natural gas gathering systems located in Texas with an overall length of nearly 4,600 miles. These systems, which tend to be regional systems operating in highly competitive local markets, intersect with numerous pipeline systems enabling the Company to buy, sell, transport and exchange gas with other pipeline operators.

       The Company's real estate activities are concentrated in The Woodlands, a 25,000-acre planned community with a population approaching 45,000. During each of the last six years, The Woodlands ranked first among Houston's residential communities in new home sales. The Woodlands Mall, a million-square-foot regional shopping center, completed its first full year of operation in fiscal 1996. The Company believes the new mall will continue to be a catalyst for additional commercial land sales and will further enhance residential and commercial land values in The Woodlands. The number of residential communities competing for new home buyers in the Houston area is expected to increase, resulting in a reduced market share (based on the percentage of new homes sold) for the planned communities. However, with the related expansion in the size of the overall market, the Company anticipates that it will be able to maintain its residential unit sales volume near the level achieved in recent years. Several of the Houston area planned communities are owned by companies having substantially greater financial resources than the Company.

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

Insurance

       The Company's business is subject to all the operating risks normally associated with exploration and production of natural gas and oil; extraction of natural gas liquids from natural gas streams; natural gas gathering and transportation; development of real estate and operation of commercial and recreational facilities. Such risks include well blow-out, fire and explosion, pollution, flood and other naturally and unnaturally occurring events which could result in the damage to or destruction of assets owned by the Company or third parties and the injury of employees and other persons. The Company, following practices customary within the industries in which it operates, maintains insurance coverage against most, but not all, of these operating risks as protection against financial loss and believes it is adequately insured against public liability claims and physical damage losses. Losses and liabilities, to the extent not covered by insurance, could reduce the Company's cash flows and increase its costs.

ITEM 2 - PROPERTIES

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
        OF ANNUAL REPORT TO STOCKHOLDERS                                 PAGE
       --------------------------------------                            ----
       Energy Operations - Exploration and Production Division  . . .   8 - 14
       Energy Operations - Gas Services Division  . . . . . . . . . .  15 - 18
       Real Estate Operations . . . . . . . . . . . . . . . . . . . .  20 - 26
       Operating Statistics . . . . . . . . . . . . . . . . . . . . .    32
       Supplemental Oil and Gas Information . . . . . . . . . . . . .  61 - 64


OTHER OIL AND GAS RELATED DATA

       The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                       Year Ended January 31
                                                     --------------------------
                                                      1996      1995    1994(a)
                                                     --------  -------  -------
Combined natural gas, crude oil and condensate
   production (thousand cubic feet per day)(b)  . .  249,000   252,000  230,000
Average production cost per
   equivalent thousand cubic feet   . . . . . . . .   $ .65     $ .70    $ .74

- ---------------------------

(a) Includes equity partnership interests.

(b) Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas on a 6-to-1 basis.


UNDEVELOPED ACREAGE                                                  Earliest Material
(At January 31, 1996)                                                   Expiration(a)
                                                                       ---------------
                             Gross    Net       Concentration      %    Net   Calendar
Location                     Acres   Acres     (County or Area)  (b)   Acres    Year
- --------                    ------- -------    ----------------- ---   ------   -----
Texas   . . . . . . . . .   170,500 125,000    North Texas        47   37,700   1997
South Dakota  . . . . . .    84,100  24,100    Butte             100    6,600   1999
Utah  . . . . . . . . . .    63,200  36,200    Uintah            100   12,000   1997
New Mexico  . . . . . . .    52,700  48,900    Eddy, Lea          90    9,700   1996
Ohio  . . . . . . . . . .    47,400  47,200    Lawrence           82   16,500   1997
Alabama   . . . . . . . .    29,200  14,400    Baldwin, Conecuh   80    3,000   1997
Michigan  . . . . . . . .    28,800  28,600    Eaton              95   18,700   1997
Other (c)   . . . . . . .    59,200  37,300
                          --------- -------
Total undeveloped acreage   535,100 361,700
Producing acreage   . . .   769,800 575,600
                          --------- -------
Total acreage   . . . . . 1,304,900 937,300
                          ========= =======

- --------------------------

(a) Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c) Includes Arkansas, Colorado, Kansas, Louisiana, Mississippi, Montana Oklahoma, Pennsylvania and Wyoming.

DRILLING ACTIVITY (a)
For the year ended January 31

                                                 Exploratory          Development               Total
                                             ------------------    ------------------   -------------------
    Well Completions               Total     Oil    Gas     Dry    Oil     Gas    Dry    Oil     Gas    Dry
- -------------------------          -----     ---    ---     ---    ---     ---    ---    ---     ---    ---
Gross Wells--1996
  Texas
    North Texas   . . . . . . .       69       -      4       -     -       65      -      -      69      -
    East Central Texas  . . . .       22       -      -       3      -      17      2      -      17      5
    Gulf Coast  . . . . . . . .        9       -      3       1      -       5      -      -       8      1
    West Texas  . . . . . . . .        4       -      -       -      4       -      -      4       -      -
  New Mexico  . . . . . . . . .        6       1      -       -      5       -      -      6       -      -
  Colorado  . . . . . . . . . .        5       -      -       2      -       3      -      -       3      2
  Other (b)   . . . . . . . . .        1       -      -       1      -       -      -      -       -      1
                                   -----    ----    ---    ----   ----    ----    ---   ----    ----   ----
  Total (c)   . . . . . . . . .      116       1      7       7      9      90      2     10      97      9
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====

Net Wells
  1996  . . . . . . . . . . . .     94.7      .3    5.1     3.8    2.2    81.6    1.7    2.5    86.7    5.5
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====
  1995  . . . . . . . . . . . .    109.7     2.2    8.0     2.9   10.2    80.5    5.9   12.4    88.5    8.8
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====
  1994 (c)  . . . . . . . . . .    121.4     4.5    5.8    12.0   17.1    77.1    4.9   21.6    82.9   16.9
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====   ====

- ---------------------------

(a) Excludes service wells.
(b) An additional 18 wells (13.1 net wells) were in the process of being drilled or completed on January 31, 1996.
(c) Includes equity partnership interests.



ITEM 3 - LEGAL PROCEEDINGS

       Over the years, the Company has generally been successful in managing its business affairs so that legal controversies have been substantially mitigated or prevented. In addition, the ultimate outcome of lawsuits brought against the Company has not resulted in material payments by the Company. However, from time-to-time there are potentially significant legal developments which require comment.

       One such matter is the group of lawsuits involving claims that the natural gas production operations of Mitchell Energy Corporation ("MEC"), a wholly owned subsidiary of the Company, have affected water wells of individuals in south central Wise County, Texas. In the first case to go to trial, a judgment was entered on March 1, 1996 by the 271st Judicial District Court, Wise County, Texas, in the case of James Bartlett et al vs. MEC (Cause No. 87-04-190), awarding actual damages of $4,051,760, which included only $339,266 in economic damages for real and personal property and out- of-pocket expenses, plus $200,000,000 in exemplary damages to eight plaintiff groups. Even though none of the 17 plaintiffs involved presented any medical testimony or had ever seen a medical doctor for any condition they attributed to the alleged problem, the actual damages also included awards totaling $3,712,494 for physical pain, mental anguish, discomfort, annoyance and inconvenience.

       Much of the plaintiffs' case was based upon alleged violations of statewide rules of the Texas Railroad Commission regulating drilling and production operations. MEC has always operated within the Commission rules and regulations, has cooperated fully with regard to any landowner complaints about MEC's operations and has never been cited or fined by this agency for noncompliance. Furthermore, a Commission hearing in 1979 dealing with alleged pollution of the fresh water aquifers in the area confirmed protective procedures which MEC has utilized in conducting its operations.

       In addition, similar lawsuits each claiming damages of more than $1,000,000 have been brought against the Company on behalf of 29 other plaintiff groups, 27 of which are represented by the same attorneys handling the Bartlett case. Of such suits, 17 have been combined (as Carol R. Bailey et al vs. MEC, Cause No. 95-08-422) and set for trial in June 1996, another has been set for trial in August 1996 and trial dates have not been set for the remianing suits. Following the March 1, 1996 judgement, the judge encouraged mediation of the Bartlett case as well as all other lawsuits involving the same plaintiffs' attorneys. MEC will participate in mediation as an attempt to settle these outstanding claims at reasonable cost.

       Currently, MEC is taking every step to overturn this judgment and believes that there are numerous legal bases for a complete reversal on appeal by rendition of a judgment in MEC's favor or, at a minimum, a reversal and remand of the case for a new trial. In any event, the Company and its outside counsel believe the judgment will be significantly reduced upon completion of the appeals process.

       While the exact amounts that will be incurred cannot be determined at this time, MEC recorded a $15,000,000 accrual in January 1996 to provide for costs associated with these lawsuits. Consistent with MEC's belief that it is not responsible for the alleged problems, the accrual consists primarily of expected future costs for attorneys' fees, bond and other costs required to appeal the judgment and to defend the Company in the other suits. Based on its current assessment, also included in the accrual is an amount for possible disposition of all related claims.

       Although the Company believes that the litigation ultimately will be resolved for significantly less than the amount of the judgment and the claims for damages, it is possible that the Company's costs could exceed its $15,000,000 accrual. However, the Company has no basis on which to estimate a range of such possible additional losses, if any, because of errors it believes were made by the trial court and since the Company believes that it was not responsible for the water well problems and that its actions did not provide a basis for the awarding of exemplary damages.

       Though not nearly so advanced, two other groups of lawsuits also should be mentioned. While in the opinion of management and the Company's outside counsel, the Company was not at fault in any of these matters, resources are having to be devoted to defending the Company in these controversies.

       The first of these is a multi-plaintiff, but unrelated, controversy involving alleged underpayment of royalties on a portion of MEC's North Texas natural gas production. Plaintiffs' attorneys, proposing to work on a contingent fee basis, are seeking to certify a class action in The Rowan Estate Trust et al vs. MEC et al, Cause No. 42172 in the 43rd Judicial District Court, Parker County, Texas. The formation of a class will be fought vigorously by MEC. The Company believes that MEC's royalty owners have benefited substantially by MEC's procedures and MEC has filed counterclaims for refunds of prior royalty payments against plaintiffs who seek to repudiate their division orders. Because of the limited discovery and factual investigation that has taken place to date, it is not possible to evaluate the range of possible exposure. However, based on the information presently available, the Company and its outside counsel believe it is not probable that the Company will incur losses in connection with this litigation that will be material to its financial statements.

       The second of these legal controversies relates to flooding in the North Houston area in October 1994. Owners of 59 homes located in The Woodlands have sent notices of claims against The Woodlands Corporation ("TWC"), a wholly owned subsidiary of the Company, arising out of this flood (resulting in three lawsuits to date: Russell D. Schneider et ux vs. TWC, Cause No. 95-07-02147 and
J. Stephen Carow et al vs. TWC et al, Cause No. 95-06-1930, both in the 221st Judicial District Court, Montgomery County, Texas and John K. O'Hara et ux vs. TWC, Cause 95-44222 in the 215th Judicial District Court, Harris County, Texas). Generally, the claimants are seeking reimbursements for property damages, but some are making claims of deceptive trade practices and for mental anguish. Additionally, a group of owners of 57 homes and seven lots in areas adjoining The Woodlands have sued TWC, other developers and three local government entities alleging the defendants contributed to flooding of their homes (Daisy Adams et al vs. TWC, Cause No. 95-08-02821 in the 221st Judicial District Court, Montgomery County, Texas). It is

TWC's position that any such damages resulted from a record, near 500-year flood and were not preventable with the exercise of ordinary care and generally accepted drainage design and development and that it has not made misrepresentations or failed to make necessary representations. The Company and its outside counsel believe it is not probable that the Company will incur losses in connection with these legal actions that will be material to its financial statements.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of fiscal 1996, no matter was submitted to a vote of security holders, either through solicitation of proxies or otherwise.





EXECUTIVE OFFICERS OF THE REGISTRANT

       The following is a list of the executive officers of the Company as of April 1, 1996.

                                                                                                            Held a
                                                                                                           Position
                                                                                                           Continu-
                                                                                                             ously
        Name                                 Position                                    Age                 Since
        ----                                 --------                                    ---               ---------
George P. Mitchell             Chairman and Chief Executive Officer                       76                 1946

Bernard F. Clark               Vice Chairman                                              74                 1956

W. D. Stevens                  President and Chief Operating Officer                      61                 1994

Roger L. Galatas               Senior Vice President, Real Estate Division                60                 1979

Philip S. Smith                Senior Vice President and Chief Financial Officer          59                 1980

Allen J. Tarbutton, Jr.        Senior Vice President, Gas Services Division               57                 1974

Thomas P. Battle               Senior Vice President, Legal and Governmental              53                 1982
                               Affairs, General Counsel and Secretary

       All of the executive officers were elected at a Board of Directors meeting held on June 28, 1995 for a term of one year, or until their respective successors are qualified.

       There are no significant family relationships among the officers of the Company, either by blood, marriage or adoption.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Except for the approximate number of holders of record of common stock, information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.




       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                             PAGE
       --------------------------------------                          ----
       Quarterly Stock Data . . . . . . . . . . . . . . . . . . . . .   40
       Corporate Information. . . . . . . . . . . . . . . . . . . . .   69

The numbers of holders of record of Class A Common Stock and of Class B Common Stock at March 31, 1996 were 2,295 and 2,296, respectively. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 8,000 holders of each class of its common stock.


ITEM 6 - SELECTED FINANCIAL DATA

       Information required by this item is incorporated by reference from pages 65 and 66 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information provided under the following captions: Revenues, earnings before extraordinary item and cumulative effect of change in accounting method, net earnings, earnings before extraordinary item and cumulative effect of change in accounting method per common share, net earnings per common share, cash dividends per common share, ratio of earnings to fixed charges, total assets and long-term debt for the fiscal years 1992 through 1996.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

       Information required by this item is incorporated by reference from pages 27 through 39 of the Annual Report to Stockholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.



       CROSS REFERENCE TO APPLICABLE SECTIONS
       OF ANNUAL REPORT TO STOCKHOLDERS                              Page
       --------------------------------------                       -------
       Consolidated Financial Statements  . . . . . . . . . . . .   41 - 44
       Notes to Consolidated Financial Statements . . . . . . . .   45 - 59
       Report of Independent Public Accountants . . . . . . . . .      60
       Supplemental Oil and Gas Information (unaudited) . . . . .   61 - 64
       Quarterly Financial Data (unaudited) . . . . . . . . . . .      40



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

       No Form 8-K was filed by the Registrant during its fiscal years ended January 31, 1996 and 1995 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1996 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 6 of this Form 10-K for information regarding Executive Officers of the Registrant.



ITEM 11 - EXECUTIVE COMPENSATION

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1996, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1996, under the caption "Voting Securities and Principal Holders Thereof."



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1996, under the caption "Certain Transactions."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                PAGE
       --------------------------------------                             ----
       Quarterly Financial Data (unaudited) . . . . . . . . . . . . . .    40
       Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . .    41
       Consolidated Statements of Earnings  . . . . . . . . . . . . . .    42
       Consolidated Statements of Stockholders' Equity  . . . . . . . .    43
       Consolidated Statements of Cash Flows  . . . . . . . . . . . . .    44
       Notes to Consolidated Financial Statements . . . . . . . . . . .  45 - 59
       Report of Independent Public Accountants . . . . . . . . . . . .    60
       Supplemental Oil and Gas Information (unaudited) . . . . . . . .  61 - 64


FINANCIAL STATEMENT SCHEDULES

                                                                         Page
                                                                         ----
       Report of Independent Public Accountants . . . . . . . . . . .    S-1

       Schedule I - Condensed Financial Information of the Registrant    S-2
                    at January 31, 1996 and 1995 and for the Years . .   thru
                    Ended January 31, 1996, 1995 and 1994  . . . . . .   S-5

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

 3(b)         The Bylaws of Mitchell Energy & Development Corp.

 4(a) The senior indenture dated August 1, 1991 by and between Mitchell Energy & Development Corp., as Issuer, and First City, Texas - Houston, National Association (succeeded by Texas Commerce Bank), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No. 33-42340.

 4(b) The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Issuer, and NationsBank of Texas, National Association, as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-61070. The first supplement to the senior indenture dated January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994. The second supplement to the senior indenture dated January 20, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 20, 1994.

4(c) The credit and reimbursement agreement dated as of April 8, 1996 among Mitchell Energy Corporation, as borrower, MND Energy Corporation, as guarantor, the several banks which are parties thereto and Chemical Bank, as administrative agent for the banks.

              Upon request, the Registrant will provide to the Securities and Exchange Commission copies of all other instruments defining the rights of holders of long-term debt of Mitchell Energy & Development Corp. and its consolidated subsidiaries.

The following exhibits 10(a) through 10(m) filed under paragraph 10 of Item 601 of Regulation S-K are the Company's management contracts and compensation plans or arrangements.

10(a) Long Term Incentive and 1979 Nonqualified Stock Option Plan, as amended through the Seventh Amendment is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1992. The Eighth Amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(b) of the annual report on Form 10-K dated January 31,1993.

10(b) 1989 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1992. The first amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1993.

10(c)         1995 Stock Option Plan.

10(d) 1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992. The first amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993. The second amendment, effective February 9, 1993, and the third amendment, effective January 18, 1996, to such Plan are attached hereto as exhibit 10(d).

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

10(l) Severance compensation contract dated April 16, 1992 between the Registrant and Allen J. Tarbutton, Jr., is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form 10-K dated January 31, 1993.

10(m) A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell.

12            Computation of Ratio of Earnings to Fixed Charges.

13            Annual Report to Stockholders for the fiscal year ended January
              31, 1996.

21            List of Subsidiaries as of January 31, 1996.

23            Consent of Independent Public Accountants.


99(a) Annual Report on Form 11-K for the fiscal year ended January 31, 1996 of Mitchell Energy & Development Corp. Thrift and Savings Plan.

99(b) Annual Report on Form 11-K for the fiscal year ended January 31, 1996 of MND Hospitality, Inc. Thrift and Savings Plan.


REPORTS FILED ON FORM 8-K

  No reports were filed on Form 8-K during the quarter ended January 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.


              /s/ George P. Mitchell                              April 22, 1996
      ----------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



              /s/ George P. Mitchell                              April 22, 1996
      ----------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer



              /s/ Bernard F. Clark                                April 22, 1996
      ----------------------------------------
          Bernard F. Clark, Vice Chairman



                /s/ W. D. Stevens                                 April 22, 1996
      ----------------------------------------
        W. D. Stevens, Director, President
            and Chief Operating Officer



               /s/ Philip S. Smith                                April 22, 1996
      ----------------------------------------
      Philip S. Smith, Senior Vice President -
      Administration, Chief Financial Officer
        and Principal Accounting Officer



              /s/ Robert W. Baldwin                               April 22, 1996
      ----------------------------------------
            Robert W. Baldwin, Director



             /s/ William D. Eberle                                April 22, 1996
      ----------------------------------------
           William D. Eberle, Director

             /s/ Shaker A. Khayatt                                April 22, 1996
     ---------------------------------------
          Shaker A. Khayatt, Director



     ---------------------------------------
             Ben F. Love, Director



            /s/ Walter A. Lubanko                                 April 22, 1996
     ---------------------------------------
          Walter A. Lubanko, Director



             /s/ J. Todd Mitchell                                 April 22, 1996
     ---------------------------------------
          J. Todd Mitchell, Director



            /s/ M. Kent Mitchell                                  April 22, 1996
     ---------------------------------------
          M. Kent Mitchell, Director



            /s/ Raymond L. Watson                                 April 22, 1996
     ---------------------------------------
          Raymond L. Watson, Director



           /s/ J. McDonald Williams                               April 22, 1996
     ---------------------------------------
         J. McDonald Williams, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Mitchell Energy & Development Corp.:


       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Mitchell Energy & Development Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated April 23, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 on page 9 is the responsibility of the Company's management and is presented for purposes of complying with rules of the Securities and Exchange Commission, and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                        ARTHUR ANDERSEN LLP

Houston, Texas
April 23, 1996

              Mitchell Energy & Development Corp. and Subsidiaries
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT - PAGE 1 OF 4

================================================================================

                      Mitchell Energy & Development Corp.
                            CONDENSED BALANCE SHEETS
                           January 31, 1996 and 1995

                                 (in thousands)



      ASSETS                                                                        1996             1995
                                                                                -----------      -----------
      Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,575       $    2,056
      Investment in consolidated subsidiaries,
        at cost plus equity in undistributed earnings   . . . . . . . . . . .       477,118          469,038
      Advances to subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .       715,472          710,592
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .         3,635            4,570
      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           182            1,175
                                                                                -----------       ----------
                                                                                $ 1,197,982       $1,187,431
                                                                                ===========       ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   $    12,287       $    9,051
      Long-term debt (Note C) . . . . . . . . . . . . . . . . . . . . . . . .       700,000          700,000
      Deferred credits and other liabilities  . . . . . . . . . . . . . . . .         3,792            3,350
      Commitments and contingencies (Note D)
      Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .       481,903          475,030
                                                                                -----------       ----------
                                                                                $ 1,197,982       $1,187,431
                                                                                ===========       ==========


================================================================================

                      Mitchell Energy & Development Corp.
                        CONDENSED STATEMENTS OF EARNINGS
              For the Years Ended January 31, 1996, 1995 and 1994

                    (in thousands except per-share amounts)


                                                                        1996           1995           1994
                                                                      --------       --------       --------
      EQUITY IN NET EARNINGS OF SUBSIDIARIES  . . . . . . . . . . .   $ 37,480       $ 45,785       $ 24,642
                                                                      --------       --------       --------

      OTHER (INCOME) EXPENSE
      Interest expense--third parties . . . . . . . . . . . . . . .     54,076         55,597         55,060
      Interest income on subsidiary advances  . . . . . . . . . . .    (54,782)       (56,353)       (55,816)

      General and administrative expense (Note E) . . . . . . . . .        -              -              -
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .      1,010            524            895
      Income taxes (Note B) . . . . . . . . . . . . . . . . . . . .         47            203           (101)
                                                                      --------       --------       --------
                                                                           351            (29)            38
                                                                      --------       --------       --------
      NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . .   $ 37,129       $ 45,814       $ 24,604
                                                                      ========       ========       ========
      EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . .   $    .71       $    .87       $    .48
                                                                      ========       ========       ========


- ------------------------------

The accompanying notes are an integral part of these condensed financial statements.

             Mitchell Energy & Development Corp. and Subsidiaries
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT - PAGE 2 OF 4

================================================================================

                     Mitchell Energy & Development Corp.
                      CONDENSED STATEMENTS OF CASH FLOWS
             For the Years Ended January 31, 1996, 1995 and 1994

                                (in thousands)


                                                                            1996           1995           1994
                                                                         ---------     ----------      ---------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  37,129     $   45,814      $  24,604
Adjustments to reconcile net earnings
   to cash provided by operating activities
    Equity in net earnings of subsidiaries  . . . . . . . . . . . . . .    (37,480)       (45,785)       (24,642)

    Dividends from consolidated subsidiaries  . . . . . . . . . . . . .     30,000         30,000         57,500
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .      1,154          1,939            (13)
    Changes in operating assets and liabilities . . . . . . . . . . . .      3,452         (5,758)        (2,932)

    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,295            457          1,692
                                                                         ---------     ----------      ---------
   Cash provided by operating activities  . . . . . . . . . . . . . . .     35,550         26,667         56,209
                                                                         ---------     ----------      ---------

INVESTING ACTIVITIES
Investments in subsidiaries . . . . . . . . . . . . . . . . . . . . . .       (600)        (2,500)      (153,700)

Advances (to) from subsidiaries, net  . . . . . . . . . . . . . . . . .     (4,880)       216,646       (349,240)

Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25)           -              -
                                                                         ---------     ----------      ---------
   Cash provided by (used for) investing activities . . . . . . . . . .     (5,505)       214,146       (502,940)
                                                                         ---------     ----------      ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . .        -              -          350,000
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         (200,000)           -

Stock issuance proceeds . . . . . . . . . . . . . . . . . . . . . . . .        -              -          123,429
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,421)       (26,738)       (25,942)

Senior note issuance costs  . . . . . . . . . . . . . . . . . . . . . .        -             (320)        (2,431)

Debt prepayment premium . . . . . . . . . . . . . . . . . . . . . . . .        -           (6,420)
                                                                                                             -
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . .     (4,227)        (7,635)
                                                                                                             -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        338            364          1,960
                                                                         ---------     ----------      ---------
   Cash provided by (used for) financing activities . . . . . . . . . .    (30,310)      (240,749)       447,016
                                                                         ---------     ----------      ---------
CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .       (265)            64            285


CASH AND CASH EQUIVALENTS, beginning of year  . . . . . . . . . . . . .        350            286              1
                                                                         ---------     ----------      ---------
CASH AND CASH EQUIVALENTS, end of year  . . . . . . . . . . . . . . . .  $      85     $      350      $     286
                                                                         =========     ==========      =========

- ------------------------------
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT - PAGE 3 OF 4

================================================================================

                      Mitchell Energy & Development Corp.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JANUARY 31, 1996, 1995 AND 1994


(A) General. The accompanying condensed financial statements of Mitchell Energy & Development Corp. (MEDC) should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Stockholders of Mitchell Energy & Development Corp. and subsidiaries (the Company) for fiscal 1996, which is filed as an exhibit to this annual report on Form 10-K. For information regarding the components of and an analysis of the activity in stockholders' equity, refer to the Consolidated Statements of Stockholders' Equity included in the Company's Annual Report to Stockholders. For information regarding the issuance of Class B shares in fiscal 1994 and the Company's stock option and bonus unit plans, see Notes 8 and 9 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders. Also, see Note 13 for information regarding an extraordinary loss from the early retirement of debt recorded in fiscal 1994. This charge reduced the reported equity in net earnings of subsidiaries for fiscal 1994 by $5,426,000.

(B) Income Taxes. Deferred income taxes are provided on temporary differences between the book and tax bases of MEDC's assets and liabilities. MEDC is included in the consolidated tax return of the Company. As the parent company, MEDC allocates to its subsidiaries amounts equal to the income taxes that the subsidiaries would pay or receive as a refund if separate returns were filed.

(C) Long-term Debt. A summary of outstanding long-term debt at January 31, 1996 and 1995 follows (in thousands):

      UNSECURED SENIOR NOTES                                  1996      1995
                                                            --------  --------
      5.10%, due February 15, 1997  . . . . . . . . . . .   $100,000  $100,000
      8%, due July 15, 1999   . . . . . . . . . . . . . .    100,000   100,000
      9 1/4%, due January 15, 2002  . . . . . . . . . . .    250,000   250,000
      6 3/4%, due February 15, 2004   . . . . . . . . . .    250,000   250,000
                                                            --------  --------
                                                            $700,000  $700,000
                                                            ========  ========

     The Company's senior notes have no sinking fund requirements and are not redeemable prior to their respective maturity dates. The senior note indentures contain certain restrictions which, among other things, limit cash dividend payments and additional borrowings, restrict the sale or lease of certain assets and limit MEDC's right to consolidate or merge with other companies. Retained earnings available for the payment of cash dividends totaled $181,903,000 at January 31, 1996.

(D) Debt Guarantees. At January 31, 1996, MEDC was contingently liable for the repayment of approximately $108,000,000 in outstanding debt of subsidiaries and certain of their equity investees. Also, MEDC had contingent liabilities at that date totaling approximately $4,400,000, consisting of debt guarantees for a nonprofit institution located in The Woodlands.

     In April 1996 in connection with the execution by a subsidiary of an agreement with a group of banks for a facility to provide letters of credit to collateralize appeals bonds in connection with certain litigation, MEDC guaranteed the repayment of amounts, if any, ultimately drawn for letters of credit issued under this facility. In addition, MEDC guaranteed the repayment of outstanding amounts under the Energy revolving credit facility that it previously had not guaranteed. See Notes 5 and 7 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for further information concerning this matter.

              Mitchell Energy & Development Corp. and Subsidiaries
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT - PAGE 4 OF 4

================================================================================

(E) General and Administrative Expense Allocation. General and administrative expense in the Condensed Statements of Earnings is net of amounts charged to subsidiaries of $44,821,000; $42,225,000 and $43,222,000 in fiscal 1996, 1995 and 1994. Such amounts are allocated based on each subsidiaries' estimated use of accounting, legal, information systems and other services provided by MEDC which are managed on a companywide basis.

(F) Statements of Cash Flows. Short-term investments with a maturity of three months or less are considered to be cash equivalents. Interest paid totaled $53,100,000; $55,180,000 and $53,625,000 during the years ended January 31,
1996, 1995 and 1994. Income taxes paid during these same periods totaled $21,634,000; $6,877,000 and $12,240,000. There were no significant non-cash investing or financing activities during the three-year period ended January 31,1996.

(G) Financial Instruments. Based on quoted market prices, the aggregate fair value of MEDC's long-term debt was $746,787,000 at January 31, 1996 (compared with an aggregate balance sheet carrying value of $700,000,000). The carrying amounts of MEDC's other on-balance-sheet financial instruments approximate their fair values. The aggregate cost to terminate MEDC's off-balance-sheet financial instruments is not material. MEDC has no direct involvement with derivative financial instruments.

             MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                             EXHIBITS TO FORM 10-K



                  For the Fiscal Year Ended January 31, 1996

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

   3(b)      The Bylaws of Mitchell Energy & Development Corp.

   4(a)      The senior indenture dated August 1, 1991 by and between Mitchell
             Energy & Development Corp., as Issuer, and First City,
             Texas-Houston, National Association (succeeded by Texas Commerce
             Bank), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No. 33- 42340.

   4(b) The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Issuer, and
             NationsBank of Texas, National Association, as Trustee, is incorporated as an exhibit to this report by reference to exhibit
             4(b) of File No. 33-61070. The first supplement to the senior indenture dated January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994. The second supplement to the senior indenture dated January 20, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 20, 1994.

   4(c) The credit and reimbursement agreement dated as of April 8, 1996 among Mitchell Energy Corporation, as borrower, MND Energy
             Corporation, as guarantor, the several banks which are parties thereto and Chemical Bank, as administrative agent for the banks.

  10(a) Long Term Incentive and 1979 Nonqualified Stock Option Plan, as amended through the seventh amendment, is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1992. The Eighth Amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(b) of the annual report on Form 10-K dated
             January 31, 1993.

  10(b) 1989 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form
             10-K dated January 31, 1992. The first amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit
             10(c) of the annual report on Form 10-K dated January 31, 1993.

Exhibit
Number                              Description
- -------                       -----------------------
  10(c)      1995 Stock Option Plan.

  10(d) 1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form
             10-K dated January 31, 1992. The first amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993. The second amendment, effective
             February 9, 1993, and the third amendment, effective January 18, 1996, to such Plan are attached hereto as exhibit 10(d).

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

Exhibit
Number                             Description
- -------                       -----------------------
  10(l)      Severance compensation contract dated April 16, 1992 between the
             Registrant and Allen J. Tarbutton, Jr., is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form 10-K dated January 31, 1993.

  10(m) A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell.

  12         Computation of Ratio of Earnings to Fixed Charges

  13         Annual Report to Stockholders for the fiscal year ended January
             31, 1996

  21         List of Subsidiaries as of January 31, 1996

  23         Consent of Independent Public Accountants

  99(a)      Annual Report on Form 11-K for the fiscal year ended January 31,
             1996 of Mitchell Energy & Development Corp. Thrift and Savings
             Plan

  99(b)      Annual Report on Form 11-K for the fiscal year ended January 31,
             1996 of MND Hospitality, Inc. Thrift and Savings Plan