Form 10-Q
period 1996-04-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1996-06-13
CIK 311995

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

                      FOR THE QUARTER ENDED APRIL 30, 1996

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


              Shares of common stock outstanding at May 31, 1996:

             Class A . . . . . . . . . . . . . . . . . . 23,048,814
             Class B . . . . . . . . . . . . . . . . . . 28,767,636

================================================================================

                                     INDEX



                                                                                                        Page
Part I - Financial Information                                                                         Number
                                                                                                       ------

      Item 1.  Financial Statements

         Representation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1

         Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

         Unaudited Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . .          3

         Unaudited Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . . . .          4

         Unaudited Condensed Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .          5

         Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . .          6

      Item 2.  Management's Discussion and Analysis of
         Financial Position and Results of Operations . . . . . . . . . . . . . . . . . . . . . .         12


Part II - Other Information

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .         17





DEFINITIONS.   As used herein, "MMBtu" means million British thermal units,
"Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1996" and "fiscal 1997" refer, respectively, to the 12-month periods ended January 31, 1996 and 1997 and "DD&A" means depreciation, depletion and amortization. Pipeline throughput volumes are based on average energy content of 1,000 Btu per cubic foot. Where applicable, NGL volume, price and reserve information includes equity partnership interests.

                       Part I - Financial Information



ITEM 1.  FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments--which include only normal and recurring adjustments--necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Fiscal 1996 Annual Report and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                               APRIL 30,         January 31,
                                                                                  1996              1996
                                                                            ------------        ------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $     47,323        $     21,336
Trade receivables, net of allowance for
    doubtful accounts of $2,094 and $2,116  . . . . . . . . . . . . . .          111,884             105,238
Gas contract buyout proceeds receivable (present values)  . . . . . . .           86,795              95,000
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,327              12,137
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,233              10,602
                                                                            ------------        ------------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . .          266,562             244,313
                                                                            ------------        ------------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreci-
    ation, depletion and amortization of $1,327,056 and $1,321,004
Exploration and production
    Oil and gas properties  . . . . . . . . . . . . . . . . . . . . . .          510,648             515,383
    Support equipment and facilities  . . . . . . . . . . . . . . . . .           22,183              22,591
Gas services (including investments in equity partnerships) (Note 3)
    Natural gas processing  . . . . . . . . . . . . . . . . . . . . . .           56,322              57,301
    Natural gas gathering . . . . . . . . . . . . . . . . . . . . . . .           81,320              86,356
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           33,250              29,206
Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,126               8,698
                                                                            ------------        ------------
                                                                                 713,849             719,535
                                                                            ------------        ------------

REAL ESTATE
The Woodlands
    Land development  . . . . . . . . . . . . . . . . . . . . . . . . .          502,942             502,121
    Commercial properties . . . . . . . . . . . . . . . . . . . . . . .           93,791              93,029
    Equity investments and property management  . . . . . . . . . . . .           30,455              29,406
    Notes and contracts receivable and other  . . . . . . . . . . . . .           40,652              44,857
                                                                            ------------        ------------
                                                                                 667,840             669,413
Other properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .           86,133              93,421
                                                                            ------------        ------------
                                                                                 753,973             762,834
                                                                            ------------        ------------
OTHER ASSETS (including, at January 31, 1996, the $85,467 present
    value of gas contract buyout proceeds due February 1, 1997) . . . .           31,027             116,187
                                                                            ------------        ------------
                                                                            $  1,765,411        $  1,842,869
                                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     17,910        $     13,732
Current maturities of long-term debt  . . . . . . . . . . . . . . . . .          100,000                 -
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . .           86,840              81,696
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . .          111,128             126,515
                                                                            ------------        ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . .          315,878             221,943
                                                                            ------------        ------------
LONG-TERM DEBT (Note 4)
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . .          179,367             375,727
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . .          467,934             455,937
                                                                            ------------        ------------
                                                                                 647,301             831,664
                                                                            ------------        ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          203,036             193,908
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,317              25,676
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           76,429              87,775
                                                                            ------------        ------------
                                                                                 306,782             307,359
                                                                            ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
    (authorized 100,000,000 Class A and 100,000,000 Class B shares) . .            5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .          143,270             143,270
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .          374,922             358,281
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . .          (28,128)            (25,034)
                                                                            ------------        ------------
                                                                                 495,450             481,903
                                                                            ------------        ------------
                                                                            $  1,765,411        $  1,842,869
                                                                            ============        ============

- ---------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)

                                                                                      Three Months Ended
                                                                                          April 30
                                                                                   -----------------------
                                                                                       1996         1995
                                                                                   -----------  ----------
REVENUES
Exploration and production  . . . . . . . . . . . . . . . . . . . . . .            $    61,552  $   63,775
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                137,529     119,511
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 38,272      31,689
                                                                                   -----------  ----------
                                                                                       237,353     214,975
                                                                                   -----------  ----------

OPERATING COSTS AND EXPENSES (including personnel
   reduction program costs of $14,535 in 1995 - Note 7)
Exploration and production  . . . . . . . . . . . . . . . . . . . . . .                 41,909      54,331
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                114,779     110,180
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 28,577      28,664
                                                                                   -----------  ----------
                                                                                       185,265     193,175
                                                                                   -----------  ----------

SEGMENT OPERATING EARNINGS (Note 7) . . . . . . . . . . . . . . . . . .                 52,088      21,800
General and administrative expense (including
   personnel reduction program costs of $5,665 in 1995) . . . . . . . .                  9,112      16,553
                                                                                   -----------  ----------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . . . . . .                 42,976       5,247
                                                                                   -----------  ----------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 14,164      16,441
Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . .                 (6,385)     (6,770)

Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (423)        384
                                                                                   -----------  ----------
                                                                                         7,356      10,055
                                                                                   -----------  ----------

EARNINGS (LOSS) BEFORE INCOME TAXES   . . . . . . . . . . . . . . . . .                 35,620      (4,808)

INCOME TAXES (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . .                 12,371      (1,627)
                                                                                   -----------  ----------
NET EARNINGS (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . .            $    23,249  $   (3,181)
                                                                                   ===========  ==========


EARNINGS (LOSS) PER SHARE . . . . . . . . . . . . . . . . . . . . . . .            $       .45  $     (.06)
                                                                                   ===========  ==========
AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . .                 52,045      52,055
                                                                                   ===========  ==========

- -------------------------------------
   The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended April 30, 1996
                         (dollar amounts in thousands)



                                                                  Additional
                                                        Common      Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock      Capital     Earnings      Stock       Total
- --------------                                         --------   ----------   ----------   ---------  ----------
BALANCE, JANUARY 31, 1996 . . . . . . . . . . .        $  5,386   $  143,270   $  358,281   $ (25,034)  $ 481,903

Net earnings  . . . . . . . . . . . . . . . . .             -            -         23,249         -        23,249

Cash dividends (12 cents per share on Class A
   and 13 1/4 cents per share on Class B)   . .             -            -         (6,608)        -        (6,608)

Treasury stock purchases  . . . . . . . . . . .             -            -            -        (3,094)     (3,094)
                                                       --------   ----------   ----------   ---------  ----------
BALANCE, APRIL 30, 1996 . . . . . . . . . . . .        $  5,386   $  143,270   $  374,922   $ (28,128) $  495,450
                                                       ========   ==========   ==========   =========  ==========

              ==================================================

                                                      Common Stock Issued                    Treasury Stock
                                                ------------------------------          -------------------------
SHARE AMOUNTS                                      Class A          Class B              Class A       Class B
- -------------                                   --------------   --------------         ----------   ------------
BALANCE, JANUARY 31, 1996 . . . . . . . .           23,978,095       29,878,095            750,279      1,046,057

Treasury stock purchases  . . . . . . . .                  -                -              141,400         50,800

Other . . . . . . . . . . . . . . . . . .                   (2)              (2)               -              -
                                                --------------   --------------         ----------   ------------
BALANCE, APRIL 30, 1996 . . . . . . . . .           23,978,093       29,878,093            891,679      1,096,857
                                                ==============   ==============         ==========   ============

- ---------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Three Months Ended
                                                                                        April 30
                                                                                -------------------------
                                                                                   1996           1995
                                                                                ----------     ----------
OPERATING ACTIVITIES
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  23,249      $  (3,181)
Adjustments to reconcile net earnings (loss)
    to cash provided by operating activities
       Depreciation, depletion and amortization   . . . . . . . . . . . . .         28,690         30,267
       Exploration expenses, including dry-hole costs   . . . . . . . . . .          2,537          4,358
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .          9,128         (5,087)
       Cost of land sold  . . . . . . . . . . . . . . . . . . . . . . . . .          9,060          6,602
       Residential land development costs, net of reimbursements  . . . . .         (3,933)        (3,844)
       Distributions in excess of earnings of equity investees  . . . . . .          3,460          3,683
       Gains from sales of properties   . . . . . . . . . . . . . . . . . .           (973)            -
       Accrued personnel reduction program costs  . . . . . . . . . . . . .             -          11,128
       Amortization of deferred natural gas contract restructuring
          proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          (3,570)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,296          1,947
                                                                                ----------     ----------
                                                                                    72,514         42,303
       Changes in operating assets and liabilities  . . . . . . . . . . . .         78,830         22,455
                                                                                ----------     ----------
       Cash provided by operating activities  . . . . . . . . . . . . . . .        151,344         64,758
                                                                                ----------     ----------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis . . . . . . . . . . . . . . . . . . . . . . . . .        (45,356)       (50,440)
   Residential land development costs deducted above  . . . . . . . . . . .          3,933          3,844
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . . . . . .         (7,570)        (3,754)
                                                                                ----------     ----------
                                                                                   (48,993)       (50,350)

Proceeds from sales of properties . . . . . . . . . . . . . . . . . . . . .         13,904         12,000
Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            193           (311)
                                                                                ----------     ----------
       Cash used for investing activities   . . . . . . . . . . . . . . . .        (34,896)       (38,661)
                                                                                ----------     ----------
FINANCING ACTIVITIES
Proceeds from issuance of debt  . . . . . . . . . . . . . . . . . . . . . .             -             900
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (80,185)       (14,736)
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,608)        (6,606)
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . . . .         (3,094)        (4,130)
Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (574)          (532)
                                                                                ----------     ----------
       Cash used for financing activities   . . . . . . . . . . . . . . . .        (90,461)       (25,104)
                                                                                ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .         25,987            993
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . .         21,336         11,967
                                                                                ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . .     $   47,323     $   12,960
                                                                                ==========     ==========

- ---------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996



(1)  ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities.

     The successful efforts method of accounting is used for the Company's oil and gas producing activities. Impairment computations for proved oil and gas properties are performed on a field-by-field basis. Charges for such impairments, which totaled $3,068,000 and none for the three-month periods ended April 30, 1996 and 1995, are included in DD&A expense.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


(3)  EQUITY INVESTMENTS

During fiscal 1997 and 1996, the Company's principal partnership interests included the following:

                                                          Ownership
                                                          Percentage                Nature of Operations
                                                          ----------         ----------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                    45            Natural gas marketing
Belvieu Environmental Fuels                                  33.33           Production of MTBE
C&L Processors Partnership                                     50            Natural gas processing
Ferguson-Burleson County Gas Gathering System                  45            Natural gas gathering
Gulf Coast Fractionators                                     38.75           Fractionation of NGLs
U. P. Bryan Plant                                              45            Natural gas processing

REAL ESTATE
Grogan's Mill Apartments                                       50            Apartments in The Woodlands
The Woodlands Mall Associates                                  50            Regional mall in The Woodlands
Woodlands Office Equities - '95 Limited                        25            Office buildings in The Woodlands
Lake Catamount Joint Venture                                   50            Land held for sale
The Fort Crockett Limited (liquidated
  after the hotel was sold in January 1996)                    50            Resort hotel in Galveston, Texas





     The Company's net investment in each of these entities is included in the applicable caption of property, plant and equipment or real estate. The Company's equity in the pretax earnings of these entities is included in the applicable revenues caption of the consolidated statements of earnings and its equity in pretax losses of these entities is included in the applicable operating costs and expenses caption. A summary of the Company's net investments in partnerships at April 30, 1996 and January 31, 1996 and its equity in their pretax earnings (losses) for the three-month periods ended April 30, 1996 and 1995 follows (in thousands):

                                                                                       Equity in Pretax
                                                             Net Investment            Earnings (Losses)
                                                     ---------------------------     -----------------------
                                                       April 30,      January 31,     April 30,    April 30,
                                                         1996            1996            1996         1995
                                                     ----------       ----------     --------       --------
GAS SERVICES
Austin Chalk Natural Gas Marketing Services . . .    $    1,647       $    2,531     $   (884)      $   (284)
Belvieu Environmental Fuels . . . . . . . . . . .        24,348           21,702        2,646          1,081
C&L Processors Partnership  . . . . . . . . . . .        15,943           14,147          796            (16)
Ferguson-Burleson County Gas Gathering System . .        52,942           58,331        2,639          1,220
Gulf Coast Fractionators  . . . . . . . . . . . .         6,955            5,530        1,425           (288)
U.P. Bryan Plant  . . . . . . . . . . . . . . . .         7,071            7,180        2,244          3,003
Others  . . . . . . . . . . . . . . . . . . . . .           180              152           28           (180)
                                                     ----------       ----------     --------       --------
                                                     $  109,086       $  109,573        8,894          4,536
                                                     ==========       ==========     --------       --------
REAL ESTATE
Grogan's Mill Apartments  . . . . . . . . . . . .    $    3,795       $    3,744           51             80
The Woodlands Mall Associates . . . . . . . . . .         8,285            8,161          124            214
Woodlands Office Equities - '95 Limited . . . . .         9,271            9,306          131            -
Other partnerships (which own
   commercial properties in The Woodlands)  . . .         6,756            7,237          215            101
Lake Catamount Joint Venture  . . . . . . . . . .        11,493           11,504          (11)           (21)
The Fort Crockett Hotel Limited
   (liquidated in January 1996)   . . . . . . . .            -                -            -            (597)
                                                     ----------       ----------     --------       --------
                                                     $   39,600       $   39,952          510           (223)
                                                     ==========       ==========     --------       --------
                                                                                     $  9,404       $  4,313
                                                                                     ========       ========

      Summarized earnings information (on a 100% basis), which is generally reported on a one-month lag, for all entities accounted for on the equity method for the three-month periods ended April 30, 1996 and 1995 follows (in thousands):

                                                                      1996             1995
                                                                   ---------        ---------
Revenues . . . . . . . . . . . . . . . . . . . . . . . .            $185,872         $101,324
Operating earnings . . . . . . . . . . . . . . . . . . .              30,042           15,561
Pretax earnings (before interest expense for those
  entities whose activities are funded by capital
  contributions of the owners)   . . . . . . . . . . . .              21,420            9,288

     The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at April 30, 1996 and January 31, 1996 and the Company's proportionate share of such debt at April 30, 1996 is summarized in the table which follows (in thousands):

                                                   Entity Total             April 30, 1996 -- Company's Share
                                          ---------------------------      ------------------------------------
                                           April 30,      January 31,                      Non-
                                             1996            1996           Recourse     recourse      Total
                                          ----------      ----------       ---------    ----------   ----------
GAS SERVICES ACTIVITIES
Belvieu Environmental Fuels . . . . .     $  166,222      $  176,000       $   6,667    $   48,740   $   55,407
C&L Processors Partnership  . . . . .         82,459          86,209          22,264        18,966       41,230
Gulf Coast Fractionators  . . . . . .         71,375          74,250           3,021        24,637       27,658
                                          ----------      ----------       ---------    ----------   ----------
                                             320,056         336,459          31,952        92,343      124,295
                                          ----------      ----------       ---------    ----------   ----------

REAL ESTATE ACTIVITIES
Grogan's Mill Apartments  . . . . . .         18,700          18,799             -           9,352        9,352
The Woodlands Mall Associates . . . .         59,126          59,126          29,563           -         29,563
Woodlands Office Equities -'95
  Limited   . . . . . . . . . . . . .         12,621          12,666           1,893         1,262        3,155
Others (which own commercial
  properties in The Woodlands)  . . .         37,752          37,877           2,242        15,397       17,639
                                          ----------      ----------       ---------    ----------   ----------
                                             128,199         128,468          33,698        26,011       59,709
                                          ----------      ----------       ---------    ----------   ----------
                                          $  448,255      $  464,927       $  65,650    $  118,354   $  184,004
                                          ==========      ==========       =========    ==========   ==========

For certain of the partnership indebtedness, the Company has guaranteed the repayment of portions of the obligations attributable to the interests of its partners. Such amounts, which totaled $31,404,000 at April 30, 1996, are not included in the amounts shown above as the Company's share. See Note 4 of Notes to Consolidated Financial Statements on page 49 of the Company's Fiscal 1996 Annual Report for additional information concerning the indebtedness of these partnerships.


(4)  LONG-TERM DEBT

In April 1996, the Company entered into an agreement with a group of banks for a facility to provide letters of credit to collateralize appeals bonds in connection with the North Texas water well litigation discussed in Note 6 (including the $204,000,000 judgment). Additional letters of credit can be issued under this facility, if required, during a three-year period ending in April 1999, and any amounts drawn against the letters of credit are payable in April 2000.

     In connection with entering into the letter of credit facility, the Company's bank revolving credit agreements were also revised in April 1996 to provide committed facilities aggregating $200,000,000 for the Company's Energy and Real Estate operations. At April 30, 1996, the Company had $188,000,000 in additional borrowing capacity available under these agreements. See Note 5 of Notes to Consolidated Financial Statements on pages 50 and 51 of the Company's Fiscal 1996 Annual Report for additional information concerning the Company's indebtedness.


(5)  INCOME TAXES

Income taxes for the three-month periods ended April 30, 1996 and 1995 consist of the following (in thousands):

                                                                          1996            1995
                                                                        --------        --------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,747        $  3,114
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .        496             346
                                                                        --------        --------
                                                                           3,243           3,460
                                                                        --------        --------
           DEFERRED
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .      8,789          (5,322)
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .        339             235
                                                                        --------        --------
                                                                           9,128          (5,087)
                                                                        --------        --------
                                                                        $ 12,371        $ (1,627)
                                                                        ========        ========

     The estimated annual tax rates used in computing the income tax provisions for the three-month periods ended April 30, 1996 and 1995 were 34.7% and 33.8%, respectively, versus the 35% statutory Federal income tax rate.

(6)  COMMITMENTS AND CONTINGENCIES

NORTH TEXAS WATER WELL LITIGATION. As previously reported, a judgment was entered in March 1996 against a subsidiary of the Company by a Wise County, Texas court awarding $4,051,760 in actual damages (consisting of $339,266 for economic damages and $3,712,494 for pain, mental anguish, inconvenience, etc.) and $200,000,000 in exemplary damages to eight plaintiff groups, who claimed that the natural gas operations of the subsidiary had affected their water wells.

     The Company believes scientific evidence indicates that its operations were not the source of the alleged problems. Further, the economic damages were not large relative to the total judgment, and no long-term medical problems were even alleged. Arrangements have been made to provide the surety bonds required to appeal this case, and the Company is taking every possible step to overturn this judgment. The Company and its outside counsel believe there are numerous legal bases for a complete reversal on appeal by rendition of a judgment in the Company's favor or a reversal and remand of the case for a new trial. In any event, the Company and its outside counsel believe that the judgment will be reversed or significantly reduced upon completion of the appeals process.

     In addition, similar lawsuits (each claiming damages of more than $1,000,000) have been brought by 29 other plaintiff groups, 17 of which have been combined. A June 3, 1996 trial setting for these combined cases was postponed when the judge who heard the earlier case recused (removed) himself from presiding over this trial. A new judge subsequently was appointed, but a new trial date was not set. One of the other cases has been set for trial in August 1996, and trial dates have not been set for the 11 remaining suits.

     While the amounts that ultimately will be incurred are not determinable at this time, a $15,000,000 charge was recorded in January 1996 to provide for costs the Company considers probable that it will incur in connection with all the existing litigation related to this matter. Consistent with the Company's belief that it is not responsible for the alleged problems, this provision consisted primarily of expected future costs for attorneys' fees, bonds, etc., to appeal the judgment to the highest possible level and to defend the Company in the other suits. An amount for disposition of this litigation was also included in the accrual.

     Although the Company believes that the litigation and the claims for damages ultimately will be resolved for significantly less than the amount of the judgment and the claims for damages, it is possible that the Company's costs could exceed its $15,000,000 accrual. However, the Company has no basis on which to estimate a range of such possible additional losses, if any, because of errors it believes were made by the trial court and since the Company believes that it was not responsible for the water well problems and that its actions did not provide a basis for the awarding of exemplary damages.

     If the Company ultimately is determined to have significant liabilities in connection with this litigation, it believes that recoveries should be available from the companies that have participated in its longstanding insurance program. Accordingly, the Company has notified the numerous insurance carriers whose policies covered the Company's North Texas operations over the period that might relate to the alleged problems. In May 1996, a lawsuit was filed by one of the Company's insurers seeking a declaratory judgment that it does not have a duty to indemnify the Company in these lawsuits. In June 1996, the Company filed a declaratory action in another court seeking to have the court declare respective rights of the parties, including duties of the insurance carriers to defend and indemnify the Company under its insurance policies. Because of uncertainties regarding the Company's ultimate liability and when the alleged problems occurred and the large number of insurance carriers that might be involved, the Company is presently unable to predict the outcome of the insurance-related legal actions or to estimate the magnitude or timing of any such recoveries.

OTHER LITIGATION OR POTENTIAL LITIGATION. Legal actions have been brought or threatened against the Company by 59 home owners in The Woodlands and against certain developers, governmental entities and the Company by 64 property owners in surrounding communities related to flooding in the North Houston area in October 1994. These claimants generally are seeking reimbursements for property damages, but some are making claims for deceptive trade practices or mental anguish or are claiming that the Company contributed to the flooding of their homes. The Company contends that it was not responsible for these damages, which it believes resulted from a record, near 500-year flood and were not preventable with the exercise of ordinary care and generally accepted drainage design. The Company and its outside counsel believe it is not probable that the Company will incur losses in connection with these legal actions that will be material to its financial statements.

     On November 21, 1995, a jury in a district court in Beaumont, Texas, rendered a judgment against the Company finding that, by using the surface of a tract of land for a gas storage project, it had unreasonably prevented the plaintiff from developing its oil rights. The judgment included approximately $1,600,000 in actual damages, interest and costs plus $3,000,000 in exemplary damages. The Company and its outside legal counsel believe it is probable that the judgment will be overturned or its amount significantly reduced upon completion of the appeal process.

      A group of plaintiffs' attorneys is attempting to convert to class-action status a lawsuit that challenges the Company's royalty payment practices in North Texas. The Company believes that its royalty payment practices have been appropriate and will aggressively defend itself against any such litigation. Because of the limited discovery and factual investigation that has taken place to date, it is not possible to evaluate the range of possible exposure. However, based on the information presently available, the Company and its outside counsel believe it is not probable that the Company will incur losses in connection with this litigation that will be material to its financial statements.

     The Company also is party to other claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of such matters cannot be predicted with certainty, management expects that losses, if any, resulting from the ultimate resolution of the matters discussed in this paragraph will not be material to the Company's financial statements.

MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $158,000,000 of securities, backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limits. Management expects that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will not be material to the Company's financial statements.

(7)  SEGMENT INFORMATION

Selected industry segment data for the three-month periods ended April 30, 1996 and 1995 are as follows (in thousands):

                                                                                       Segment                  Total
                                                               Outside                Operating               Operating
                                                               Revenues                Earnings                Earnings
                                                       ----------------------   ---------------------    ----------------------
                                                          1996        1995        1996         1995        1996          1995
                                                       ----------  ----------   --------     --------    --------      --------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . . . . . . . . . .      $   58,108  $   63,775   $ 12,320     $ 17,379    $  9,266      $ 14,188
Unusual earnings items  . . . . . . . . . . . . .           3,444         -        7,323          -         7,323           -
Personnel reduction
  program costs . . . . . . . . . . . . . . . . .             -           -          -         (7,935)        -          (7,935)
                                                       ----------  ----------   --------     --------    --------      --------
                                                           61,552      63,775     19,643        9,444      16,589         6,253
                                                       ----------  ----------   --------     --------    --------      --------
GAS SERVICES
Natural gas processing  . . . . . . . . . . . . .          82,277      81,238     12,370        9,642      11,526         8,760
Natural gas gathering
  and marketing . . . . . . . . . . . . . . . . .          51,110      37,440      6,597        2,723       5,646         1,729
Other . . . . . . . . . . . . . . . . . . . . . .           4,142         833      3,783          566       3,756           539
Personnel reduction
  program costs . . . . . . . . . . . . . . . . .             -           -          -         (3,600)        -          (3,600)
                                                       ----------  ----------   --------     --------    --------      --------
                                                          137,529     119,511     22,750        9,331      20,928         7,428
                                                       ----------  ----------   --------     --------    --------      --------
REAL ESTATE
Operations  . . . . . . . . . . . . . . . . . . .          38,272      31,689      9,695        6,025       8,483         4,542
Personnel reduction
  program costs . . . . . . . . . . . . . . . . .             -           -          -         (3,000)        -          (3,000)
                                                       ----------  ----------   --------     --------    --------      --------
                                                           38,272      31,689      9,695        3,025       8,483         1,542
                                                       ----------  ----------   --------     --------    --------      --------
CORPORATE . . . . . . . . . . . . . . . . . . . .             -           -          -            -        (3,024)(b)    (9,976)(b)
                                                       ----------  ----------   --------     --------    --------      --------
                                                       $  237,353  $  214,975   $ 52,088     $ 21,800    $ 42,976      $  5,247
                                                       ==========  ==========   ========     ========    ========      ========

                                                                                 Capital
                                                             DD&A             Expenditures(a)
                                                     -------------------   ---------------------
                                                       1996       1995       1996         1995
                                                     --------   --------   --------     --------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . . . . . . . . . .     $24,819    $23,478    $24,140      $31,226
Unusual earnings items  . . . . . . . . . . . . .         -          -                       -
Personnel reduction
  program costs . . . . . . . . . . . . . . . . .                    -          -            -
                                                     --------   --------   --------     --------
                                                       24,819     23,478     24,140       31,226
                                                     --------   --------   --------     --------
GAS SERVICES
Natural gas processing  . . . . . . . . . . . . .         764      1,705      1,795        2,400
Natural gas gathering
  and marketing . . . . . . . . . . . . . . . . .         940      1,803      3,113        6,566
Other . . . . . . . . . . . . . . . . . . . . . .          27         27         74            1
Personnel reduction
  program costs . . . . . . . . . . . . . . . . .                    -          -            -
                                                     --------   --------   --------     --------
                                                        1,731      3,535      4,982        8,967
                                                     --------   --------   --------     --------
REAL ESTATE
Operations  . . . . . . . . . . . . . . . . . . .       1,442      2,370     14,178        9,236
Personnel reduction
  program costs . . . . . . . . . . . . . . . . .         -          -          -            -
                                                     --------   --------   --------     --------
                                                        1,442      2,370     14,178        9,236
                                                     --------   --------   --------     --------
CORPORATE . . . . . . . . . . . . . . . . . . . .         698        884      2,056        1,011
                                                     --------   --------   --------     --------
                                                     $ 28,690   $ 30,267   $ 45,356     $ 50,440
                                                     ========   ========   ========     ========

- ---------------
(a)  On accrual basis, including exploratory expenditures.
(b) General corporate expenses, including personnel reduction program costs of $5,665 in 1995.

     Effective July 1, 1995, the Company terminated its North Texas gas sales contract with Natural Gas Pipeline Company of America (Natural) which had been scheduled to expire on December 31, 1997. In exchange, it received proceeds (for itself and other interest owners) consisting of $55,500,000 in cash, receivables with discounted values of $91,608,000 and $82,369,000, respectively, related to payments of $95,000,000 and $91,000,000 due from Natural on February 1, 1996 and 1997 and ownership (effective in January 1998) of Natural's gathering system that serves 1,500 of the Company's North Texas wells. The discounted value of the Company's share of these early termination proceeds aggregated $176,189,000. After recognizing the remaining $29,067,000 of previously deferred restructuring proceeds related to this contract, the Company reported a gain of $205,256,000 on the contract buyout in the second quarter of fiscal 1996. Effective with the contract's termination on July 1, 1995, the Company began receiving market-sensitive prices for 80,000 Mcf per day of natural gas for which previously it had received $4.00 per MMBtu in calendar 1995.

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

     Two unusual earnings items contributed a total of $7,323,000 to exploration and production segment operating earnings during fiscal 1997's first quarter. The first of these items consisted of $3,879,000 of severance tax refunds (net to the Company). Acting on an application filed by the Company, the Texas Railroad Commission in February 1996 designated a portion of the Boonsville field in Wise County as a "tight gas formation area." This allowed the Company to apply for and receive severance tax exemptions covering production from this field for the period from September 1991 through August 2001.
     Second, the Company received $3,444,000 in settlement of breach of contract claims brought against Columbia Gas Transmission Company. In conjunction with its filing for protection under the bankruptcy laws in July 1991, Columbia unilaterally rejected its high-priced, long-term natural gas purchase contracts, including one with the Company. During fiscal 1997's first quarter, the Company reached an agreement with Columbia as to the amount of the contract termination damages; after approval by the bankruptcy court, Columbia paid such damages to the Company.

     Because of their magnitude and unusual nature, and in accordance with Accounting Principles Board Opinion No. 30, the items discussed in the preceding paragraphs have been reported as separate components of segment operating earnings.


(8)  SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid--exclusive of amounts capitalized, but including amounts reported as cost of sales for finance operations- -totaled $5,308,000 and $7,148,000 during the three-month periods ended April 30, 1996 and 1995. Income taxes paid during these periods totaled $190,000 and $1,875,000. There were no signif icant non-cash investing or financing activities during the three-month periods ended April 30, 1996 and 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-Q includes forward-looking statements. These include, among others, the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, among others, the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil, the impact of pending North Texas water well litigation against the Company and related insurance recoveries, the completion of asset sales as projected, the attainment of forecasted operating levels and reserve replacement, and general economic conditions such as the level of interest rates and (in the case of real estate operations) disposable income of and the availability and cost of mortgage financing to prospective property purchasers.


LIQUIDITY AND CAPITAL RESOURCES

As discussed in more detail on pages 27 through 29 of the Company's Fiscal 1996 Annual Report, over the last two years an extensive refocusing of the Company's business activities has been undertaken and the groundwork for improved profitability has been laid. As a result of these efforts and favorable energy and real estate market conditions, the Company's earnings and cash flows in fiscal 1997's first quarter were well above the levels achieved in the comparable prior-year period. This was accomplished despite the fact that the prior period's results benefitted from the premium- priced Natural contract that was terminated on July 1, 1995. While assets previously identified for sale with a total book value of approximately $75 million currently are being marketed, the refocusing program is well along the road to being accomplished, and management's attention increasingly is being directed toward maximizing the value of the Company's core assets and other initiatives to increase shareholder value.

     Since the beginning of fiscal 1995, the Company's long-term debt has been reduced by $241 million. This includes an $84 million reduction in fiscal 1997's first quarter that resulted largely from the collection in February of the second installment of the proceeds associated with the early termination effective July 1, 1995 of the Company's premium-priced North Texas natural gas sales contract with Natural Gas Pipeline Company of America (Natural). Financial forecasts indicate that the Company's cash flows (including receipt of the third installment of the Natural contract termination proceeds), supplemented as necessary with borrowings under its committed bank credit agreements, will be sufficient to provide needed short-term liquidity and to repay $100 million of senior notes maturing on February 15, 1997 and a $30 million term loan maturing on May 15, 1997.

     As discussed in the Company's Fiscal 1996 Annual Report and Form 10-K and in Note 6 on page 9 of this Form 10-Q, a $204 million judgment was entered on March 1, 1996 against a subsidiary and additional similar cases are pending. The Company is taking every possible step to overturn this judgment and in April 1996 made arrangements to post the surety bonds needed to proceed with the appeal. The Company and its outside counsel continue to believe that the judgment will be reversed or significantly reduced upon completion of the appeals process. Also, the trial date for 17 of the remaining cases was postponed from June 3, 1996 when the judge presiding over this trial removed himself from any further involvement in the case after the Company filed motions seeking to remove him. See "Legal Proceedings" on page 17 of this Form 10-Q for additional information concerning the North Texas water well litigation.

     While the judgment and pending cases remain outstanding, the Company expects that its access to public debt and equity markets will be reduced and its costs for any such transactions will be increased. Presently, however, the Company's plans do not contemplate the need to access public debt or equity markets during fiscal 1997 or 1998, a period that is expected to be sufficient for completing the appeals process. Because of this and since the Company's credit agreements have been amended (as previously reported) to allow their continued use as the primary means of funding its short-term liquidity needs, the Company currently believes the litigation will not have a significant adverse impact on its ability to meet its financial obligations or to fund its ongoing operations during the appeals process.

     However, the success or failure of the appeals and the results of the pending cases could have a significant impact on the Company's liquidity and funding needs. If, as the Company expects, the judgment ultimately is overturned or significantly reduced, the litigation should not have a material impact on the Company's financial position. Conversely, should the judgment ultimately be affirmed, this would have a material adverse affect on both the Company's liquidity and its financial statements.

COMMON STOCK REPURCHASES

During April and May 1996, the Company purchased in the open market 243,400 shares of its common stock at an aggregate cost of $3.9 million. This completed purchases under the 1,000,000-share reacquisition authority approved by the Board of Directors in December 1994.


CAPITAL AND EXPLORATORY EXPENDITURES

As previously reported, the Company's budget for fiscal 1997 expenditures totaled $213.5 million. During the first quarter, such spending totaled $45.4 million and was at a level below one-fourth of the annual budget. This was largely related to the timing of drilling and real estate commercial property construction expenditures, and it is expected for the full year that spending will more nearly approximate the budgeted amounts. In response to price-related improvements in well economics and cash flows, management has decided to increase the pace of exploration and production capital expenditures. It is expected that this will result in an increase in the fiscal 1997 capital budget ranging from $15 to $25 million.


OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three-month periods ended April 30, 1996 and 1995 follow:

                                                                                 1996                1995
                                                                              ----------          ----------
       AVERAGE DAILY VOLUMES
       Natural gas sales (Mcf)  . . . . . . . . . . . . . . . . . . . . .       231,900             224,900
       Crude oil and condensate sales (Bbls)  . . . . . . . . . . . . . .         5,600               5,500
       Natural gas liquids produced (Bbls)  . . . . . . . . . . . . . . .        44,500              48,400
       Pipeline throughput (Mcf)    . . . . . . . . . . . . . . . . . . .       441,100             360,800

       AVERAGE SALES PRICES
       Natural gas (per Mcf)  . . . . . . . . . . . . . . . . . . . . . .        $ 2.27              $ 2.51
       Crude oil and condensate (per Bbl)   . . . . . . . . . . . . . . .         19.45               17.35
       Natural gas liquids produced (per Bbl)   . . . . . . . . . . . . .         14.15               11.51

       RESIDENTIAL LOT SALES - THE WOODLANDS
       Lots sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           370                 185
       Average price per lot  . . . . . . . . . . . . . . . . . . . . . .       $39,622             $38,833
       Average price per square foot  . . . . . . . . . . . . . . . . . .          4.06                3.78


RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1996
COMPARED WITH THREE MONTHS ENDED APRIL 30, 1995

The Company's results for the three-month periods ended April 30, 1996 and 1995--both before and after unusual items--are summarized in the table on the following page. Net earnings for the three months ended April 30, 1996 were $23.2 million, compared with a net loss of $3.2 million in the prior-year period (unusual items increased the current-year period's net earnings by $4.5 million and decreased those of the prior-year period by $12.5 million).

     Excluding the unusual items, earnings for the three months ended April 30, 1996 of $18.7 million were $9.4 million above those of the comparable prior-year period. Major contributors to the earnings improvement included higher energy prices for market-sensitive natural gas and NGLs and strong residential lots sales in The Woodlands. Also contributing to this improvement were sharply higher earnings from the Company's interests in MTBE and NGL fractionation plant partnerships and declines in operating costs and expenses (due to fiscal 1996 personnel reductions), interest expense (because of debt paydowns) and gas services' depreciation expense (because of asset sales and write-downs). The quarter-to-quarter earnings improvement was particularly noteworthy considering the fact that the prior-year period benefitted from the higher sales prices for the Company's North Texas natural gas production that existed prior to the buyout of the Natural contract effective July 1, 1995.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the three- month periods (in millions):

                                                 Segment Operating Earnings
                                              -------------------------------
                                              Exploration
                                                  and         Gas       Real                Pretax        Net
                                              Production   Services    Estate    Other*    Earnings    Earnings
                                              ----------   --------    ------    ------    --------    --------
FISCAL 1996 AMOUNTS . . . . . . . . . . .      $  9.5       $  9.3     $  3.0    $(26.6)    $ (4.8)    $ (3.2)

ELIMINATE IMPACT OF FISCAL 1996
  UNUSUAL ITEM--Personnel reduction
  program costs (see page 11)   . . . . .         7.9          3.6        3.0       5.7       20.2       12.5
                                               ------       ------     ------    ------     ------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEM .        17.4         12.9        6.0     (20.9)      15.4        9.3
                                               ------       ------      -----    ------     ------     ------
MAJOR INCREASES (DECREASES)
Natural gas
  Contract buyout   . . . . . . . . . . .       (13.2)          -         -          .4      (12.8)      (8.3)
  Higher market-sensitive sales price   .         5.7           -         -          -         5.7        3.7
  Higher volumes  . . . . . . . . . . . .         1.5           -         -          -         1.5        1.0
Higher crude and condensate
  prices and volumes  . . . . . . . . . .         1.2           -         -          -         1.2         .8
Lower salary and benefits expenses resulting
  from April 1995 personnel reductions  .         1.5           .5         .3       1.5        3.8        2.5
Proved-property impairments . . . . . . .        (3.1)          -         -          -        (3.1)      (2.0)
Reduced exploratory dry-hole costs  . . .         1.2           -         -          -         1.2         .8
Fiscal 1996 amortization of deferred
  gas contract restructuring proceeds   .        (2.6)          -         -          -        (2.6)      (1.7)
Natural gas processing
  NGL price   . . . . . . . . . . . . . .          -          10.4        -          -        10.4        6.8
  Higher feedstock costs    . . . . . . .          -          (7.8)       -          -        (7.8)      (5.1)
Lower depreciation and lease expenses due
  to fiscal 1996 asset sales and
  write-downs   . . . . . . . . . . . . .          -           2.9        -          -         2.9        1.9
Higher offsystem gas marketing margins  .          -           1.9        -          -         1.9        1.2
Equity in fractionation plant earnings  .          -           1.7        -          -         1.7        1.1
Equity in MTBE plant earnings . . . . . .          -           1.5        -          -         1.5        1.0
Real Estate--Residential lot
  sales in The Woodlands  . . . . . . . .          -            -         2.9        -         2.9        1.9
Interest expense incurred . . . . . . . .          -            -         -         2.3        2.3        1.5
Other . . . . . . . . . . . . . . . . . .         2.7         (1.2)        .5        .2        2.2        2.3
                                               ------       ------     ------    ------     ------     ------
                                                 (5.1)         9.9        3.7       4.4       12.9        9.4
                                               ------       ------      -----    ------     ------     ------
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEMS         12.3         22.8        9.7     (16.5)      28.3       18.7

FISCAL 1997 UNUSUAL ITEMS--Unusual
  earnings items (see page 11)  . . . . .         7.3           -         -          -         7.3        4.5
                                               ------       ------     ------    ------     ------     ------
FISCAL 1997 AMOUNTS AFTER UNUSUAL ITEMS .      $ 19.6       $ 22.8     $  9.7    $(16.5)    $ 35.6     $ 23.2
                                               ======       ======     ======    ======     ======     ======


- ---------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and Production operating earnings before unusual items declined $5.1 million during the three months ended April 30, 1996 to $12.3 million. This unfavorable comparison was primarily the result of the adverse impact of lower natural gas realizations after the Natural contract buyout effective July 1, 1995. The effect of this was substantially offset, however, by other factors.

NATURAL GAS - CONTRACT BUYOUT. Effective with the contract buyout, the Company began receiving market-sensitive prices for approximately 80 MMcf per day of North Texas residue gas previously sold at a substantially higher contract price of $4.00 per MMBtu. As a result, gas sales revenues were substantially less than they had been in the prior-year period. The Company's realizations for its North Texas gas previously sold to Natural averaged $1.99 per MMBtu during fiscal 1997's first quarter--a price that was favorably affected by seasonal and other market factors--and operating earnings on a period-to-period basis were lowered by $13.2 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $8.3 million.

NATURAL GAS - HIGHER MARKET-SENSITIVE SALES PRICE ($5.7 MILLION INCREASE). For production outside the North Texas area, the Company's average market-sensitive natural gas sales price during the first quarter of fiscal 1997 was $2.23 per Mcf, or 47% higher than the $1.52 realized during the comparable period of the prior year.

NATURAL GAS - HIGHER VOLUMES ($1.5 MILLION INCREASE). The increase in natural gas sales volumes (to 231.9 MMcf per day from 224.9 during the prior year's first quarter) was principally due to the elimination of volume constraints imposed by the Natural contract and actions taken by the Company after it gained operational control of Natural's gathering system in July of the prior year.

HIGHER CRUDE AND CONDENSATE PRICES AND VOLUMES ($1.2 MILLION INCREASE). The average sales price for crude and condensate during fiscal 1997's first quarter was $19.45 per barrel, up 12% from the $17.35 of the corresponding prior-year period, improving operating earnings by $1.0 million. An increase in average production volumes--to 5,600 barrels per day from 5,500--improved operating earnings by $.2 million. This volume increase was principally attributable to production from the Lake Creek field, which the Company acquired in September 1995.

PROVED-PROPERTY IMPAIRMENTS ($3.1 MILLION DECREASE). Disappointing drilling results for one well and downward revisions in reserve estimates for other properties resulted in the recording during fiscal 1997's first quarter of an impairment of $3.1 million for one field in the Gulf of Mexico. No such impairments occurred in the prior-year period.

REDUCED EXPLORATORY DRY-HOLE COSTS ($1.2 MILLION INCREASE). Exploratory dry-hole costs totaled only $.1 million during fiscal 1997's first quarter, down from $1.3 million in the comparable prior-year period.

FISCAL 1996 AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($2.6 MILLION DECREASE). Prior to the buyout of the Natural contract effective July 1, 1995, certain deferred contract restructuring proceeds had been amortized. Although not increasing cash flows, such amortization added $2.6 million to operating earnings in fiscal 1996's first quarter.


GAS SERVICES OVERVIEW

Gas Services operating earnings before unusual items rose $9.9 million during the three months ended April 30, 1996 largely because of improved NGL prices, higher offsystem gas marketing margins and increased earnings from the Company's equity interests in fractionation and MTBE plant partnerships. The favorable impact of these items was partially offset by higher NGL feedstock costs which resulted from the fiscal 1997 period's higher prices for market-sensitive natural gas and NGLs. NGL production volumes averaged 44,500 barrels per day, down from 48,400 in the prior-year period. Contributing to this decline was the December 1995 sale of three plants which produced an average of 2,400 barrels per day in the fiscal 1996 period and other nonrecurring factors which reduced production during fiscal 1997's first quarter.

NATURAL GAS PROCESSING - NGL PRICE ($10.4 MILLION INCREASE). The average price for NGLs produced during fiscal 1997's first quarter of $14.15 per barrel was $2.64 (23%) above the average for the corresponding prior-year period, increasing segment operating earnings by $10.4 million. NGL prices rose largely in response to strong winter demand and low inventory levels.

NATURAL GAS PROCESSING - HIGHER FEEDSTOCK COSTS ($7.8 MILLION DECREASE). Feedstock costs consist primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Accordingly, feedstock costs under keep-whole agreements vary directly with market-sensitive natural gas prices while costs under percentage-of-proceeds agreements vary directly with NGL prices. Largely because of higher market-sensitive gas and NGL prices during fiscal 1997's first quarter, feedstock costs rose, lowering operating earnings by $7.8 million.

HIGHER OFFSYSTEM GAS MARKETING MARGINS ($1.9 MILLION INCREASE). Strong winter demand throughout much of the country, coupled with low storage levels, resulted in unusual volatility in natural gas sales prices throughout much of fiscal 1997's first quarter. Since much of the gas supply costs of the Company's offsystem marketing activities are based on market indices set on the first day of each month, sales price increases after costs had been set in February and March caused gas marketing profits to be larger than normal.

EQUITY IN FRACTIONATION PLANT EARNINGS ($1.7 MILLION INCREASE). The Company's equity in the earnings of Gulf Coast Fractionators totaled $1.4 million during fiscal 1997's first quarter versus a loss of $.3 million in the comparable prior-year period. This earnings improvement was primarily the result of higher revenues (due to increased throughput and per-unit fractionation fees) and lower operating costs.

EQUITY IN MTBE PLANT EARNINGS ($1.5 MILLION INCREASE). During the first quarter of fiscal 1997, the Company's one-third share of the pretax earnings of the MTBE plant partnership totaled $2.6 million, or $1.5 million more than was recorded in the comparable prior-year period. The plant, which began producing in the summer of 1994, experienced start-up problems which extended into the first quarter of fiscal 1996. The plant's daily production averaged 14,500 barrels during the first quarter of fiscal 1997.


REAL ESTATE OVERVIEW
Operating earnings from real estate activities during the first three months of fiscal 1996 totaled $9.7 million, or $3.7 million more than was earned (exclusive of unusual items) during the fiscal 1996 period. This improvement was largely attributable to record residential lot sales in The Woodlands but also included the benefit of increases in occupancy and room rates at The Woodlands Executive Conference Center and Resort.

THE WOODLANDS - RESIDENTIAL LOT SALES ($2.9 MILLION INCREASE). The Company sold 370 residential lots to builders during the three months ended April 30, 1996. This represents the highest level ever for a single quarter and was twice the amount for the Company's prior-year period. A strong Houston housing market, favorable interest rates for home buyers and the wide variety of lots available in The Woodlands were the primary factors contributing to this strong performance.


OTHER
INTEREST EXPENSE INCURRED. Interest expense incurred during fiscal 1997's first quarter (of $14.2 million) declined by $2.3 million because of a $136.5 million decline in the average balance of outstanding debt. This occurred principally because of debt paydowns using proceeds received in July 1995 and February 1996 from the Natural gas contract buyout and from fiscal 1996 sales of properties.

                          Part II - Other Information





ITEM 1.  LEGAL PROCEEDINGS

Over the years, the Company has generally been successful in managing its business affairs so that legal controversies have been substantially mitigated or prevented. In addition, the ultimate outcome of lawsuits brought against the Company has not resulted in material payments by the Company. However, from time-to-time there are potentially significant legal developments which require comment, including several which were reported in the Company's Fiscal 1996 Form 10-K. The information which follows updates that discussion for subsequent material developments.

In the suits known as Carol R. Bailey et al versus MEC (Cause No. 95-08-422 in the 271st Judicial District Court, Wise County, Texas), the Company filed a motion to recuse (remove) or disqualify (reverse past actions and remove) the judge primarily on the grounds that he has strong, continuing financial ties to the plaintiffs' law firm. At a May 20, 1996 proceeding to hear this motion, the judge voluntarily recused himself. Subsequently, a new judge was appointed to preside in this case, and the Company's motion to disqualify the original judge was denied. The previously set June 3, 1996 trial date was postponed, with no new trial setting.

In the suits known as James Bartlett et al versus Mitchell Energy Corporation (Cause No. 87-04-190 in the same court) which were tried in January 1996 and resulted in a $204 million judgement against the Company, the Company filed a motion on June 7, 1996 to recuse or disqualify the judge, together with a motion for a new trial. The judge who heard this case was the same one that recused himself in the Bailey case mentioned above. These motions have not been set for hearing. This lawsuit was the subject of mediation on May 2, 1996, but no settlement was reached.

The Company is continuing to analyze the extent to which carriers that have participated in its longstanding insurance program should provide recoveries if the Company ultimately is determined to have liabilities in the Bartlett, Bailey and other related cases. On May 24, 1996, one of the Company's excess insurance insurers filed a complaint for declaratory judgment in the United States District Court for the Northern District of Texas, Dallas Division, in United States Fire Insurance Company et al versus Mitchell Energy & Development Corporation et al (Cause No. 3-96CV1478-4), seeking a judgment that it does not have a duty to indemnify the Company in these lawsuits. On June 5, 1996, the Company filed a declaratory action proceeding in Mitchell Energy & Development Corp. et al versus United States Fire Insurance Company, et al (Cause No. 96-06-01878-CV in the 221st Judicial District Court, Montgomery County, Texas) seeking to have the court declare respective rights of the parties, including duties of its insurance carriers to defend and indemnify the Company under the terms and conditions of its insurance policies. No further action has been taken to date in these lawsuits.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             12  Computation of ratio of earnings to fixed charges

     (b) No reports were filed on Form 8-K during the three-month period ended April 30, 1996.

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





                                         MITCHELL ENERGY & DEVELOPMENT CORP.
                                         -----------------------------------
                                                   (Registrant)




Dated:  June 12, 1996                    By:    /s/ Philip S. Smith
                                         --------------------------------------
                                         Philip S. Smith
                                         Senior Vice President - Administration
                                         and Chief Financial Officer

                                EXHIBIT INDEX


  EXHIBIT
    NO.                          DESCRIPTION
  -------                        -----------
    12        Computation of ratio of earnings to fixed charges