Form 10-Q
period 1996-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1996-09-11
CIK 311995

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

                      FOR THE QUARTER ENDED JULY 31, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



            TEXAS                                         74-1032912
   (State of incorporation)                 (I.R.S. Employer Identification No.)


         2001 TIMBERLOCH PLACE
         THE WOODLANDS, TEXAS                                77380
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                             ---        ---


             Shares of common stock outstanding at August 31, 1996:

                     Class A . . . . . . . .       23,049,812
                     Class B . . . . . . . .       28,770,300

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

                    MITCHELL ENERGY & DEVELOPMENT CORP. AND
                                  SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                                JULY 31,         January 31,
                                                                                  1996               1996
                                                                             --------------     --------------
                                                                              (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .   $     53,854        $     21,336
Trade receivables, net of allowance for
  doubtful accounts of $1,889 and $2,116  . . . . . . . . . . . . . . . .        101,693             105,238
Gas contract buyout proceeds receivable (present values)  . . . . . . . .         88,175              95,000
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,658              12,137
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,686              10,602
                                                                            ------------        ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .        263,066             244,313
                                                                            ------------        ------------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreci-
  ation, depletion and amortization of $1,337,684 and $1,321,004
Exploration and production
  Oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . .        507,725             515,383
  Support equipment and facilities  . . . . . . . . . . . . . . . . . . .         21,705              22,591
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing  . . . . . . . . . . . . . . . . . . . . . . . .         62,886              57,301
  Natural gas gathering . . . . . . . . . . . . . . . . . . . . . . . . .         81,671              86,356
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,393              29,206
Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,377               8,698
                                                                            ------------        ------------
                                                                                 722,757             719,535
                                                                            ------------        ------------

REAL ESTATE
The Woodlands
  Land development  . . . . . . . . . . . . . . . . . . . . . . . . . . .        500,051             502,121
  Commercial properties . . . . . . . . . . . . . . . . . . . . . . . . .         89,339              93,029
  Equity investments and property management  . . . . . . . . . . . . . .         32,806              29,406
  Notes and contracts receivable and other  . . . . . . . . . . . . . . .         40,302              44,857
                                                                            ------------        ------------
                                                                                 662,498             669,413
Other properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         84,961              93,421
                                                                            ------------        ------------
                                                                                 747,459             762,834
                                                                            ------------        ------------
OTHER ASSETS (including, at January 31, 1996, the $85,467 present
  value of gas contract buyout proceeds due February 1, 1997) . . . . . .         31,348             116,187
                                                                            ------------        ------------
                                                                            $  1,764,630        $  1,842,869
                                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     13,157        $     13,732
Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .        130,000                 -
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . . .         90,427              81,696
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .        104,203             126,515
                                                                            ------------        ------------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . .        337,787             221,943
                                                                            ------------        ------------
LONG-TERM DEBT (Note 4)
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .        151,657             375,727
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . . .        453,204             455,937
                                                                            ------------        ------------
                                                                                 604,861             831,664
                                                                            ------------        ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        213,816             193,908
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,310              25,676
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,975              87,775
                                                                            ------------        ------------
                                                                                 313,101             307,359
                                                                            ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) . . . .          5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .        143,256             143,270
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        389,138             358,281
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .        (28,899)            (25,034)
                                                                            ------------        ------------
                                                                                 508,881             481,903
                                                                            ------------        ------------
                                                                            $  1,764,630        $  1,842,869
                                                                            ============        ============


- -------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)

                                                                       Three Months Ended         Six Months Ended
                                                                             July 31                   July 31
                                                                     -----------------------  ---------------------
                                                                        1996         1995        1996       1995
                                                                     ----------   ----------  ----------  ---------
REVENUES
Exploration and production, including gain on natural gas
  contract buyout of $205,256 in the 1995 periods (Note 7)    .      $  59,342    $266,090    $120,894    $329,865
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . .        137,585     112,065     275,114     231,576
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . .         44,179      39,720      82,451      71,409
                                                                     ---------    --------    --------    --------
                                                                       241,106     417,875     478,459     632,850
                                                                     ---------    --------    --------    --------

OPERATING COSTS AND EXPENSES (including first quarter person-
  nel reduction program costs of $14,535 in 1995 - Note 7)
Exploration and production  . . . . . . . . . . . . . . . . . .         43,522      38,882      85,431      93,213
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . .        116,096      99,938     230,875     210,118
Real estate (including property write-downs
  of $112,794 in the 1995 periods)  . . . . . . . . . . . . . .         32,791     142,413      61,368     171,077
                                                                     ---------    --------    --------    --------
                                                                       192,409     281,233     377,674     474,408
                                                                     ---------    --------    --------    --------

SEGMENT OPERATING EARNINGS (Note 7) . . . . . . . . . . . . . .         48,697     136,642     100,785     158,442
General and administrative expense (including first quarter
  personnel reduction program costs of $5,665 in 1995)  . . . .          9,395       9,246      18,507      25,799
                                                                     ---------    --------    --------    --------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . .         39,302     127,396      82,278     132,643
                                                                     ---------    --------    --------    --------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .         13,962      16,229      28,126      32,670
Capitalized interest  . . . . . . . . . . . . . . . . . . . . .         (6,451)     (7,175)    (12,836)    (13,945)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .           (242)        159        (665)        543
                                                                     ---------    --------    --------    --------
                                                                         7,269       9,213      14,625      19,268
                                                                     ---------    --------    --------    --------

EARNINGS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . .         32,033     118,183      67,653     113,375

INCOME TAXES (Note 5) . . . . . . . . . . . . . . . . . . . . .         11,239      44,936      23,610      43,309
                                                                     ---------    --------    --------    --------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . .      $  20,794    $ 73,247    $ 44,043    $ 70,066
                                                                     =========    ========    ========    ========


EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . .      $     .40    $   1.41    $    .85    $   1.35
                                                                     =========    ========    ========    ========

AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . .         51,821      52,031      51,932      52,043
                                                                     =========    ========    ========    ========

- -------------------------------------
The accompanying notes are an integral part of these financial statements.

                    MITCHELL ENERGY & DEVELOPMENT CORP. AND
                                   SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENT
                            OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31,1996
                         (dollar amounts in thousands)



                                                                   Additional
                                                        Common       Paid-In     Retained    Treasury
DOLLAR AMOUNTS                                           Stock      Capital      Earnings      Stock       Total
- --------------                                         ---------  -----------   ---------   ----------   ----------
BALANCE, JANUARY 31, 1996 . . . . . . . . . . . . .     $ 5,386     $143,270     $358,281    $(25,034)   $481,903


Net earnings  . . . . . . . . . . . . . . . . . . .         -            -         44,043         -        44,043

Cash dividends (24 cents per share on Class A
   and 26 1/2 cents per share on Class B)   . . . .         -            -        (13,186)                (13,186)
                                                                                                  -

Treasury stock purchases  . . . . . . . . . . . . .         -            -            -        (3,917)     (3,917)


Exercises of stock options  . . . . . . . . . . . .         -            (14)         -            52          38
                                                        -------     --------     --------    --------    --------
BALANCE, JULY 31, 1996  . . . . . . . . . . . . . .     $ 5,386     $143,256     $389,138    $(28,899)   $508,881
                                                        =======     ========     ========    ========    ========


                           ==========================


                                                          Common Stock Issued                  Treasury Stock
                                                      ----------------------------       -------------------------
SHARE AMOUNTS                                            Class A        Class B            Class A       Class B
- -------------                                         -------------  -------------       -----------   -----------
BALANCE, JANUARY 31, 1996 . . . . . . . . . .          23,978,095      29,878,095           750,279     1,046,057

Treasury stock purchases  . . . . . . . . . .                 -               -             179,000        64,400

Exercises of stock options  . . . . . . . . .                 -               -              (1,000)       (2,666)


Other . . . . . . . . . . . . . . . . . . . .                  (2)             (2)                            -
                                                       ----------      ----------           -------     ---------
BALANCE, JULY 31, 1996  . . . . . . . . . . .          23,978,093      29,878,093           928,279     1,107,791
                                                       ==========      ==========           =======     =========


- -------------------------------------
The accompanying notes are an integral part of these financial statements.

                    MITCHELL ENERGY & DEVELOPMENT CORP. AND
                                 SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Six Months Ended
                                                                                         July 31
                                                                                -------------------------
                                                                                   1996           1995
                                                                                ----------     ----------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    44,043    $    70,066
Adjustments to reconcile net earnings
    to cash provided by operating activities
     Depreciation, depletion and amortization   . . . . . . . . . . . . . . .       54,166         55,878
     Exploration expenses, including dry-hole costs   . . . . . . . . . . . .        7,873          7,740
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .       19,908         14,249
     Cost of land sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,992         17,538
     Residential land development costs, net of reimbursements  . . . . . . .       (5,890)        (8,855)
     Distributions in excess of earnings of equity investees  . . . . . . . .        1,458          4,269
     Non-cash portion of natural gas contract buyout gain   . . . . . . . . .          -         (162,689)
     Write-downs of real estate properties  . . . . . . . . . . . . . . . . .          -          112,794
     Gains from sales of properties   . . . . . . . . . . . . . . . . . . . .       (1,206)        (4,338)
     Accrued personnel reduction program costs  . . . . . . . . . . . . . . .          -           11,128
     Amortization of deferred natural gas contract restructuring proceeds   .          -           (5,950)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,563          2,547
                                                                               -----------    -----------
                                                                                   145,907        114,377
     Changes in operating assets and liabilities  . . . . . . . . . . . . . .       76,808         58,128
                                                                               -----------    -----------
     Cash provided by operating activities  . . . . . . . . . . . . . . . . .      222,715        172,505
                                                                               -----------    -----------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis . . . . . . . . . . . . . . . . . . . . . . . . . .      (93,901)       (98,868)
   Residential land development costs deducted above  . . . . . . . . . . . .        5,890          8,855
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . . . . . . .       (3,420)        (7,205)
                                                                               -----------    -----------
                                                                                   (91,431)       (97,218)
Proceeds from sales of real estate properties . . . . . . . . . . . . . . . .       16,175         25,644
Proceeds from sales of property, plant and equipment (collection
   of final portion of Winnie/Spindletop proceeds in 1995)  . . . . . . . . .        6,227         12,000
Acquisition of leased equipment . . . . . . . . . . . . . . . . . . . . . . .       (6,995)           -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,311          1,195
                                                                               -----------    -----------
     Cash used for investing activities   . . . . . . . . . . . . . . . . . .      (74,713)       (58,379)
                                                                               -----------    -----------

FINANCING ACTIVITIES
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (97,378)       (94,759)
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (13,186)       (13,211)
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,917)        (4,130)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,003)          (879)
                                                                               -----------    -----------
     Cash used for financing activities   . . . . . . . . . . . . . . . . . .     (115,484)      (112,979)
                                                                               -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .       32,518          1,147

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       21,336         11,967
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .  $    53,854    $    13,114
                                                                               ===========    ===========


- -------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1996



(1)  ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities.

     The successful efforts method of accounting is used for the Company's oil and gas producing activities. Impairment computations for proved oil and gas properties are performed on a field-by-field basis. Charges for such impairments, which totaled none and $3,068,000 for the three- and six-month periods ended July 31, 1996 and none for the comparable prior-year periods, are included in DD&A expense.

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


(3)  EQUITY INVESTMENTS

During fiscal 1997 and 1996, the Company's principal partnership interests included the following:

                                                          Ownership
                                                          Percentage                   Nature of Operations
                                                          ----------         ---------------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                    45            Natural gas marketing
Belvieu Environmental Fuels                                  33.33           Production of MTBE
C&L Processors Partnership                                     50            Natural gas processing
Ferguson-Burleson County Gas Gathering System                  45            Natural gas gathering
Gulf Coast Fractionators                                     38.75           Fractionation of NGLs
U. P. Bryan Plant                                              45            Natural gas processing

REAL ESTATE
Grogan's Mill Apartments                                       50            Apartments in The Woodlands
The Woodlands Mall Associates                                  50            Regional mall in The Woodlands
Woodlands Office Equities - '95 Limited                        25            Office buildings in The Woodlands
Lake Catamount Joint Venture                                   50            Land held for sale
The Fort Crockett Limited (liquidated
  after the hotel was sold in January 1996)                    50            Resort hotel in Galveston, Texas

     The Company's net investment in each of these entities is included in the applicable caption of property, plant and equipment or real estate. The Company's equity in the pretax earnings of these entities is included in the applicable revenues caption of the consolidated statements of earnings and its equity in pretax losses of these entities is included in the applicable operating costs and expenses caption. A summary of the Company's net investments in partnerships at July 31, 1996 and January 31, 1996 and its equity in their pretax earnings (losses) for the six-month periods ended July 31, 1996 and 1995 follows (in thousands):

                                                                                       Equity in Pretax
                                                            Net Investment             Earnings (Losses)
                                                      ---------------------------   -----------------------
                                                       July 31,       January 31,    July 31,      July 31,
                                                         1996           1996           1996          1995
                                                      ----------   --------------   ---------     ----------
GAS SERVICES
Austin Chalk Natural Gas Marketing Services . . . .   $    2,498      $    2,531    $      (33)     $  1,030
Belvieu Environmental Fuels . . . . . . . . . . . .       27,765          21,702         6,063         4,157
C&L Processors Partnership  . . . . . . . . . . . .       15,161          14,147         1,809            42
Ferguson-Burleson County Gas Gathering System . . .       51,111          58,331         4,357         2,776
Gulf Coast Fractionators  . . . . . . . . . . . . .        7,707           5,530         2,177           144
U.P. Bryan Plant  . . . . . . . . . . . . . . . . .        7,007           7,180         3,331         4,851
Others  . . . . . . . . . . . . . . . . . . . . . .          221             152           132          (123)
                                                      ----------      ----------    ----------      --------
                                                      $  111,470      $  109,573        17,836        12,877
                                                      ==========      ==========    ----------      --------

REAL ESTATE
Grogan's Mill Apartments  . . . . . . . . . . . . .   $    3,854      $    3,744           110           152
The Woodlands Mall Associates . . . . . . . . . . .        7,967           8,161           356           506
Woodlands Office Equities - '95 Limited . . . . . .       11,967           9,306           262           -
Other partnerships (which own
   commercial properties in The Woodlands)  . . . .        6,683           7,237           431           261
Lake Catamount Joint Venture  . . . . . . . . . . .       11,308          11,504           (46)          (68)
The Fort Crockett Hotel Limited
   (liquidated in January 1996)   . . . . . . . . .           -               -             -           (599)
                                                      ----------      ----------    ----------      --------
                                                      $   41,779      $   39,952         1,113           252
                                                      ==========      ==========    ----------      --------
                                                                                    $   18,949      $ 13,129
                                                                                    ==========      ========


     Summarized earnings information (on a 100% basis), which is generally reported on a one-month lag, for all entities accounted for on the equity method for the three- and six-month periods ended July 31, 1996 and 1995 follows (in thousands):

                                                                  Three Months                 Six Months
                                                            -----------------------     -----------------------
                                                               1996         1995           1996         1995
                                                            ----------   ----------     ----------   ----------
     Revenues   . . . . . . . . . . . . . . . . . . . .      $206,181    $154,475       $392,053     $258,274

     Operating earnings   . . . . . . . . . . . . . . .        34,947      18,910         64,989       34,600

     Pretax earnings (before interest expense for
       those entities whose activities are funded
       by capital contributions of the owners)  . . . .        26,018      10,228*        47,438       19,504*


     -----------------------------

    *Net of impairment losses of $8,276 recorded during June 1995 to reduce to their estimated fair market values the carrying amounts of the assets of The Fort Crockett Hotel Limited. These losses were included in the real estate property write-downs recorded by the Company during the three-month period ended July 31, 1995 (see Note 7.)


     The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at July 31, 1996 and January 31, 1996 and the Company's proportionate share of such debt at July 31, 1996 is summarized in the table which follows (in thousands):

                                                  Entity Total              July 31, 1996 -- Company's Share
                                            -------------------------     ------------------------------------
                                              July 31,    January 31,                      Non-
                                               1996          1996          Recourse      Recourse     Total
                                            ----------    ----------      -----------   ----------  ---------
GAS SERVICES ACTIVITIES
Belvieu Environmental Fuels . . . . . . .    $ 156,444     $ 176,000       $  6,667     $ 45,481    $ 52,148
C&L Processors Partnership  . . . . . . .       78,709        86,209         21,252       18,103      39,355
Gulf Coast Fractionators  . . . . . . . .       68,500        74,250          2,666       23,878      26,544
                                             ---------     ---------       --------     --------    --------
                                               303,653       336,459         30,585       87,462     118,047
                                             ---------     ---------       --------     --------    --------

REAL ESTATE ACTIVITIES
Grogan's Mill Apartments  . . . . . . . .       18,600        18,799            -          9,302       9,302
The Woodlands Mall Associates . . . . . .       59,126        59,126         29,563          -        29,563
Woodlands Office Equities -'95 Limited  .       12,553        12,666          1,883        1,255       3,138
Others (which own commercial
  properties in The Woodlands)  . . . . .       37,756        37,877          2,229       15,425      17,654
                                             ---------     ---------       --------     --------    --------
                                               128,035       128,468         33,675       25,982      59,657
                                             ---------     ---------       --------     --------    --------
                                             $ 431,688     $ 464,927       $ 64,260     $113,444    $177,704
                                             =========     =========       ========     ========    ========

For certain of the partnership indebtedness, the Company has guaranteed the repayment of portions of the obligations attributable to the interests of its partners. Such amounts, which totaled $31,391,000 at July 31, 1996, are not included in the amounts shown above as the Company's share. See Note 4 of Notes to Consolidated Financial Statements on page 49 of the Company's Fiscal 1996 Annual Report for additional information concerning the indebtedness of these partnerships.


(4)  LONG-TERM DEBT

In April 1996, the Company entered into an agreement with a group of banks for a facility to provide letters of credit to collateralize appeals bonds in connection with the North Texas water well litigation discussed in Note 6 (including the $204,000,000 judgment). In August 1996, letters of credit of $184,300,000 were issued by the banks supporting a supersedeas bond of $224,850,000 that was filed in connection with the appeal of the litigation involving the $204,000,000 judgment. Additional letters of credit can be issued under this facility, if required, during a period extending until April 1999, and any amounts drawn against the letters of credit are payable in April 2000.

     In connection with entering into the letter of credit facility, the Company's bank revolving credit agreements were also revised in April 1996 to provide committed facilities aggregating $200,000,000 for the Company's Energy and Real Estate operations. At July 31, 1996, nothing was borrowed under the revolving credit agreements, and the Company had $200,000,000 in borrowing capacity available under these agreements. See Note 5 of Notes to Consolidated Financial Statements on pages 50 and 51 of the Company's Fiscal 1996 Annual Report for additional information concerning the Company's indebtedness.


(5)  INCOME TAXES

Income taxes for the six-month periods ended July 31, 1996 and 1995 consist of the following (in thousands):

                                                                          1996             1995
                                                                        ---------        ---------
           CURRENT
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .   $  2,861         $ 26,700
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .        841            2,360
                                                                        --------         --------
                                                                           3,702           29,060
                                                                        --------         --------
           DEFERRED
           Federal  . . . . . . . . . . . . . . . . . . . . . . . . .     19,515            8,512
           State  . . . . . . . . . . . . . . . . . . . . . . . . . .        393            5,737
                                                                        --------         --------
                                                                          19,908           14,249
                                                                        --------         --------
                                                                        $ 23,610         $ 43,309
                                                                        ========         ========

     The estimated annual tax rates used in computing the income tax provisions for the six-month periods ended July 31, 1996 and 1995 were 34.9% and 38.2%, respectively, versus the 35% statutory Federal income tax rate.


(6)  COMMITMENTS AND CONTINGENCIES

NORTH TEXAS WATER WELL LITIGATION. As previously reported, a judgment was entered in March 1996 against a subsidiary of the Company by a Wise County, Texas, court awarding $4,051,760 in actual damages (consisting of $339,266 for economic damages and $3,712,494 for pain, mental anguish, inconvenience, etc.) and $200,000,000 in exemplary damages to eight plaintiff groups, who claimed that the natural gas operations of the subsidiary had affected their water wells.

     The Company believes scientific evidence indicates that its operations were not the source of the alleged problems. Further, the economic damages were not large relative to the total judgment, and no long-term medical problems were even alleged. A supersedeas bond has been posted and the judgment has been appealed to the Fort Worth Court of Appeals. This matter is currently set for hearing on March 12, 1997. The Company and its outside counsel believe there are numerous legal bases for a complete reversal on appeal by rendition of a judgment in the Company's favor or a reversal and remand of the case for a new trial. In any event, the Company and its outside counsel believe that the judgment will be reversed or significantly reduced upon completion of the appeals process.

     In addition, similar lawsuits (each claiming damages of more than $1,000,000) have been brought by 46 other plaintiff groups, 17 of which were filed on August 30, 1996. A June 3, 1996 trial setting for 17 of these cases which have been combined was postponed when the judge who heard the earlier case recused (removed) himself from presiding over this trial. A new judge subsequently was appointed, but a new trial date has not been set. For one of the other cases, previously set for trial in August 1996, the original judge was recused, a new judge was appointed and the trial date was postponed at least until November 4, 1996. Trial dates have not been set for the 28 remaining suits.

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

OTHER LITIGATION OR POTENTIAL LITIGATION. Legal actions have been brought or threatened against the Company and third-party realtors and engineers by 59 home owners in The Woodlands and against certain developers, governmental entities and the Company by 67 property owners in surrounding communities related to flooding in the North Houston area in October 1994. These claimants generally are seeking reimbursements for property damages, but some are making claims for deceptive trade practices, fraud or mental anguish or are claiming that the Company contributed to the flooding of their homes. As previously reported, the Company contends that it was not responsible for these damages, which it believes resulted from a record, near 500-year flood and were not preventable with the exercise of ordinary care and generally accepted drainage design. The Company and its outside counsel believe it is not probable that the Company will incur losses in connection with these legal actions that will be material to its financial statements.

     Also as previously reported, on November 21, 1995, a jury in a district court in Beaumont, Texas, rendered a judgment against the Company finding that, by using the surface of a tract of land for a gas storage project, it had unreasonably prevented the plaintiff from developing its oil rights. The judgment included approximately $1,600,000 in actual damages, interest and costs plus $3,000,000 in exemplary damages. The Company has appealed this judgment, but no hearing date has been set. The Company and its outside legal counsel continue to believe it is probable that the judgment will be overturned or its amount significantly reduced upon completion of the appeal process.

      A class-action lawsuit has been certified that challenges the Company's royalty payment practices in North Texas. The Company believes that its royalty payment practices have been appropriate and will aggressively defend itself in this litigation. The plaintiffs have not quantified their demand in pleadings or otherwise. Because of this and since the members of the class have not yet been determined, it is not possible at this time to determine the range of possible loss, if any. However, based on knowledge of this case to date, the Company and its outside counsel believe it is not probable that the Company will incur losses in connection with this litigation that will be material to its financial statements.

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

MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $155,000,000 of securities, backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limits. Management expects that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will not be material to the Company's financial statements.

(7)  SEGMENT INFORMATION

Selected industry segment data for the six- and three-month periods ended July 31, 1996 and 1995 are as follows (in thousands):

                                                                                 Segment                    Total
                                                    Outside                     Operating                 Operating
                                                    Revenues                    Earnings                   Earnings
                                            -----------------------     ------------------------    ----------------------
                                              1996           1995         1996           1995         1996          1995
                                            ---------     ---------     ---------     ----------    ---------    ---------
Six Months
- ----------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . . . . . .   $   117,450    $ 120,271     $ 26,084     $  34,993   $ 20,142      $  29,188
Gain from gas contract buyout . . . . . .           -        205,256          -         205,256        -          205,256
Severance tax refunds . . . . . . . . . .           -            -          5,935           -        5,935            -
Columbia Gas contract
    settlement proceeds   . . . . . . . .         3,444          -          3,444           -        3,444            -
Gain from sale of
    producing properties  . . . . . . . .           -          4,338          -           4,338        -            4,338
Personnel reduction
    program costs   . . . . . . . . . . .           -            -            -          (7,935)       -           (7,935)
                                            -----------    ---------     --------     ---------   --------      ---------
                                                120,894      329,865       35,463       236,652     29,521        230,847
                                            -----------    ---------     --------     ---------   --------      ---------
GAS SERVICES
Natural gas processing  . . . . . . . . .       160,016      148,442       23,758        16,299     22,068         14,534
Natural gas gathering
    and marketing   . . . . . . . . . . .       106,772       78,655       12,813         4,794     10,979          2,859
Other       . . . . . . . . . . . . . . .         8,326        4,479        7,668         3,965      7,460          3,911
Personnel reduction
    program costs   . . . . . . . . . . .           -            -            -          (3,600)       -           (3,600)
                                            -----------    ---------     --------     ---------   --------      ---------
                                                275,114      231,576       44,239        21,458     40,507         17,704
                                            -----------    ---------     --------     ---------   --------      ---------
REAL ESTATE
Operations  . . . . . . . . . . . . . . .        82,451       71,409       21,083        16,126     18,678         13,395
Write-downs of properties . . . . . . . .           -            -            -        (112,794)                 (112,794)
Personnel reduction
    program costs   . . . . . . . . . . .           -            -            -          (3,000)       -           (3,000)
                                            -----------    ---------     --------     ---------   --------      ---------
                                                 82,451       71,409       21,083       (99,668)    18,678       (102,399)
                                            -----------    ---------     --------     ---------   --------      ---------
CORPORATE . . . . . . . . . . . . . . . .           -            -            -             -       (6,428)(b)    (13,509)(b)
                                            -----------    ---------     --------     ---------   --------      ---------
                                            $   478,459    $ 632,850     $100,785     $ 158,442   $ 82,278      $ 132,643
                                            ===========    =========     ========     =========   ========      =========
Three Months
- ------------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . . . . . .   $    59,342    $  56,496    $  13,764     $  17,614    $10,876      $  15,000
Gain from gas contract buyout . . . . . .           -        205,256          -         205,256        -          205,256
Severance tax refunds . . . . . . . . . .           -            -          2,056           -        2,056            -
Gain from sale of
    producing properties  . . . . . . . .           -          4,338          -           4,338        -            4,338
                                            -----------    ---------     --------     ---------   --------      ---------
                                                 59,342      266,090       15,820       227,208     12,932        224,594
                                            -----------    ---------     --------     ---------   --------      ---------
GAS SERVICES
Natural gas processing  . . . . . . . . .        77,739       67,204       11,388         6,657     10,542          5,774
Natural gas gathering
    and marketing   . . . . . . . . . . .        55,662       41,215        6,216         2,071      5,333          1,130
Other                                             4,184        3,646        3,885         3,399      3,704          3,372
                                            -----------    ---------     --------     ---------   --------      ---------
                                                137,585      112,065       21,489        12,127     19,579         10,276
                                            -----------    ---------     --------     ---------   --------      ---------
Real Estate
Operations  . . . . . . . . . . . . . . .        44,179       39,720       11,388        10,101     10,195          8,853
Write-downs of properties . . . . . . . .           -            -            -        (112,794)                 (112,794)
                                            -----------    ---------     --------     ---------   --------      ---------
                                                 44,179       39,720       11,388      (102,693)    10,195       (103,941)
                                            -----------    ---------     --------     ---------   --------      ---------
CORPORATE . . . . . . . . . . . . . . . .           -            -            -             -       (3,404)(b)     (3,533)(b)
                                            -----------    ---------     --------     ---------   --------      ---------
                                            $   241,106    $ 417,875     $ 48,697     $ 136,642   $ 39,302      $ 127,396
                                            ===========    =========     ========     =========   ========      =========


                                                                                          Capital
                                                          DD&A                         Expenditures(a)
                                               --------------------------         -------------------------
                                                 1996              1995             1996            1995
                                               ---------        ---------         ---------       ---------
Six Months
- ----------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . . . . . .      $  46,118         $  42,763        $ 49,579        $ 55,736
Gain from gas contract buyout . . . . . .            -                 -               -               -
Severance tax refunds . . . . . . . . . .            -                 -               -               -
Columbia Gas contract
    settlement proceeds   . . . . . . . .            -                 -               -               -
Gain from sale of
    producing properties  . . . . . . . .            -                 -               -               -
Personnel reduction
    program costs   . . . . . . . . . . .            -                 -               -               -
                                               ---------         ---------        --------        --------
                                                  46,118            42,763          49,579          55,736
                                               ---------         ---------        --------        --------
GAS SERVICES
Natural gas processing  . . . . . . . . .          1,637             3,405           3,214           2,790
Natural gas gathering
    and marketing   . . . . . . . . . . .          1,956             3,579           6,870          12,749
Other       . . . . . . . . . . . . . . .             53                53              74           3,645
Personnel reduction
    program costs   . . . . . . . . . . .            -                 -               -               -
                                               ---------         ---------        --------        --------
                                                   3,646             7,037          10,158          19,184
                                               ---------         ---------        --------        --------
REAL ESTATE
Operations  . . . . . . . . . . . . . . .          2,877             4,355          29,280          22,784
Write-downs of properties . . . . . . . .            -                 -               -               -
Personnel reduction
    program costs   . . . . . . . . . . .                              -               -               -
                                                     -
                                               ---------         ---------        --------        --------
                                                   2,877             4,355          29,280          22,784
                                               ---------         ---------        --------        --------
CORPORATE . . . . . . . . . . . . . . . .          1,525             1,723           4,884           1,164
                                               ---------         ---------        --------        --------
                                               $  54,166         $  55,878        $ 93,901        $ 98,868
                                               =========         =========        ========        ========

Three Months
- ------------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . . . . . . . . .        $21,299           $19,285         $25,439         $24,510
Gain from gas contract buyout . . . . . .            -                 -               -               -
Severance tax refunds . . . . . . . . . .            -                 -               -               -
Gain from sale of
    producing properties  . . . . . . . .            -                 -               -               -
                                               ---------         ---------        --------        --------
                                                  21,299            19,285          25,439          24,510
                                               ---------         ---------        --------        --------
GAS SERVICES
Natural gas processing  . . . . . . . . .            873             1,700           1,419             396
Natural gas gathering
    and marketing   . . . . . . . . . . .          1,016             1,776           3,757           6,268
Other                                                 26                26             -             3,553
                                               ---------         ---------        --------        --------
                                                   1,915             3,502           5,176          10,217
                                               ---------         ---------        --------        --------
Real Estate
Operations  . . . . . . . . . . . . . . .          1,435             1,985          15,102          13,548
Write-downs of properties . . . . . . . .                              -               -               -
                                               ---------         ---------        --------        --------
                                                   1,435             1,985          15,102          13,548
                                               ---------         ---------        --------        --------

CORPORATE . . . . . . . . . . . . . . . .            827               839           2,828             153
                                               ---------         ---------        --------        --------
                                               $  25,476         $  25,611        $ 48,545        $ 48,428
                                               =========         =========        ========        ========


- ------------------------
(a)  On accrual basis, including exploratory expenditures.
(b) General corporate expenses, including personnel reduction program costs of $5,665 in the first quarter of 1995.

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

     During the first and second quarters of fiscal 1997, the Company recorded severance tax refunds of $3,879,000 and $2,056,000, respectively. Acting on an application filed by the Company, the Texas Railroad Commission in February 1996 designated a portion of the Boonsville field in Wise County as a "tight gas formation area." This allowed the Company to apply for and receive severance tax exemptions covering production from this field for the period from September 1991 through August 2001; its share of these refunds totaled $3,879,000. In July 1996, in response to a Texas Comptroller's regulation providing that proceeds from contract terminations may not be subject to severance taxes, the Company requested refunds of severance taxes paid on settlement proceeds received in previous years in connection with two contract terminations. The Company's share of such refunds, which were collected in August 1996, totaled $2,056,000.

     During the first quarter of fiscal 1997, the Company received $3,444,000 as its share of proceeds in settlement of breach of contract claims brought against Columbia Gas Transmission Company. In conjunction with its filing for protection under the bankruptcy laws in July 1991, Columbia unilaterally rejected its high-priced, long-term natural gas purchase contracts, including one with the Company. During fiscal 1997's first quarter, the Company reached an agreement with Columbia as to the amount of the contract termination damages; after approval by the bankruptcy court, Columbia paid such damages to the Company.

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

     In August 1995, the Company completed a real estate asset management study and adopted a revised business plan calling for the disposal within the near term of most of its properties located outside The Woodlands. Because of the revised business plan, it was necessary to reduce the carrying values of certain properties (principally land held for investment, development or sale and resort and other operating properties) to their estimated fair market values, net of disposition costs. As a result, property write-downs of $112,794,000 were recorded during the three-month period ended July 31, 1995.

     Because of their magnitude and unusual nature, and in accordance with Accounting Principles Board Opinion No. 30, the items discussed in the preceding paragraphs have been reported as separate components of segment operating earnings.


(8)  SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid--exclusive of amounts capitalized, but including amounts reported as cost of sales for finance operations--totaled $17,960,000 and $19,664,000 during the six-month periods ended July 31, 1996 and 1995. Income taxes paid during these periods totaled $5,631,000 and $2,906,000. A newly formed, 25%-owned partnership assumed a mortgage obligation of $12,796,000 in connection with its July 1995 purchase of ten office buildings from the Company. There were no other significant non-cash investing or financing activities during the six-month periods ended July 31, 1996 and 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

As discussed in more detail on pages 27 through 29 of the Company's Fiscal 1996 Annual Report, over the last two years an extensive refocusing of the Company's business activities has been undertaken. As a result of these efforts and favorable energy and real estate market conditions, the Company's earnings and cash flows (exclusive of the impact of unusual items) in fiscal 1997's first half were well above the levels achieved in the comparable prior-year period. These improvements were accomplished despite the fact that the prior period's results benefitted from the premium-priced North Texas natural gas sales contract with Natural Gas Pipeline Company of America (Natural) that was terminated on July 1, 1995. While sales transactions are pending for real estate properties previously identified for sale with a total book value of approximately $65 million, the refocusing program is well along the road to being accomplished, and management's attention increasingly is being directed toward maximizing the value of the Company's core assets and other initiatives to increase shareholder value.

     Since the beginning of fiscal 1995, the Company's long-term debt has been reduced by $253 million. This includes a $96 million reduction in fiscal 1997's first six months that resulted largely from the collection in February of the second installment of the proceeds associated with the early termination of the Natural contract. Financial forecasts indicate that the Company's cash flows (including receipt of the third and final installment of the Natural contract termination proceeds and substantial asset sales proceeds) will be sufficient to provide needed short-term liquidity and to repay $100 million of senior notes maturing on February 15, 1997 and a $30 million term loan maturing on May 15, 1997. To the extent that the cash flows are not sufficient to accomplish this, the Company has the ability to borrow up to $200 million under its currently unused committed bank credit agreements.

     As discussed in the Company's Fiscal 1996 Annual Report and Form 10-K and in Note 6 on page 9 of this Form 10-Q, a $204 million judgment was entered on March 1, 1996 against a subsidiary and additional similar cases are pending. The Company is taking every possible step to overturn this judgment and has posted the $225 million supersedeas bond required to proceed with the appeal. The Company and its outside counsel continue to believe that the judgment will be reversed or significantly reduced upon completion of the appeals process. Also, the trial date for 17 of the remaining cases was postponed from June 3, 1996 when the judge presiding over this trial removed himself from any further involvement in the case after the Company filed motions seeking to remove him. A new judge subsequently was appointed, but a new trial date has not been set. A trial date of November 4, 1996 has been set for another of these cases.

     While the judgment and pending cases remain outstanding, the Company expects that its access to public debt and equity markets will be reduced and its costs for any such transactions will be increased. Presently, however, the Company's plans do not contemplate the need to access public debt or equity markets during fiscal 1997 or 1998, a period that is expected to be sufficient for completing the appeals process. Because of this and since it currently has $200 million available under committed credit facilities, the Company believes the litigation will not have a significant adverse impact on its ability to meet its financial obligations or to fund its ongoing operations during the appeals process.

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


CAPITAL AND EXPLORATORY EXPENDITURES

The Company's original budget for fiscal 1997 expenditures totaled $213.5 million. In August, the budget was increased by approximately $25 million to cover an accelerated drilling and recompletion program in exploration and production ($21 million) and accelerated residential lot development activities ($4 million) to replenish inventories that have been sold at a rate faster than originally contemplated. During the first six months, such spending totaled $93.9 million and was at a level below one-half of the original budget. This was largely related to the timing of drilling and real estate commercial property construction expenditures, and it is expected for the full year that spending will more nearly approximate the revised budget amounts.

OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and six-month periods ended July 31, 1996 and 1995 follow:

                                                               Three Months                  Six Months
                                                         ------------------------     -----------------------
                                                            1996           1995          1996          1995
                                                         ----------    ----------     ----------    ---------
       AVERAGE DAILY VOLUMES
       Natural gas sales (Mcf)  . . . . . . . . . . . .    220,400      207,700        226,100      216,100
       Crude oil and condensate sales (Bbls)  . . . . .      5,200        5,400          5,400        5,500
       Natural gas liquids produced (Bbls)  . . . . . .     45,700       48,900         45,100       48,600
       Pipeline throughput (Mcf)    . . . . . . . . . .    384,000      368,000        412,000      364,000

       AVERAGE SALES PRICES
       Natural gas (per Mcf)  . . . . . . . . . . . . .    $  2.40      $  2.31        $  2.34      $  2.41
       Crude oil and condensate (per Bbl)   . . . . . .      20.28        16.85          19.86        17.10
       Natural gas liquids produced (per Bbl)   . . . .      13.62        11.39          13.88        11.45

       RESIDENTIAL LOT SALES - THE WOODLANDS
       Lots sold  . . . . . . . . . . . . . . . . . . .        328          277            698          462
       Average price per lot  . . . . . . . . . . . . .    $42,210      $40,217        $40,838      $39,663
       Average price per square foot  . . . . . . . . .       4.06         3.88           4.06         3.83


RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 1996
COMPARED WITH SIX MONTHS ENDED JULY 31, 1995

The Company's results for the six-month periods ended July 31, 1996 and 1995--both before and after unusual items--are summarized in the table on the following page. Because of unusual items, net earnings for the first half of fiscal 1997 of $44.0 million were $26.1 million below those of the prior-year period. Unusual items increased net earnings of the fiscal 1997 and 1996 periods by $5.8 million and $44.1 million, respectively.

     Excluding the effects of unusual items, fiscal 1997's first half earnings of $38.2 million were $12.2 million (47%) above the $26 million of the prior-year period, which included five months of sales under the high-priced North Texas gas sales contract. The termination of this contract resulted in a $23.1 million negative year-to-year impact on six- months' operating earnings. This impact was more than offset by earnings improvements caused by higher market prices for all energy products, improved margins in gas gathering and marketing, increased earnings from interests in MTBE and fractionation partnerships, record residential lot sales and reduced operating, overhead and interest expenses resulting from last year's major restructuring program.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the six-month periods (in millions):

                                                Segment Operating Earnings
                                             -------------------------------
                                             Exploration
                                                 and         Gas       Real                Pretax        Net
                                             Production   Services    Estate    Other*    Earnings    Earnings
                                             ----------   --------    ------    ------    --------    --------
FISCAL 1996 AMOUNTS . . . . . . . . . . . .  $   236.7     $  21.5    $(99.7)   $(45.1)   $  113.4    $   70.1
                                             ---------     -------    ------    ------    --------    --------
ELIMINATE IMPACT OF FISCAL 1996
  UNUSUAL ITEMS--(see pages 11 and 12)
Gain from gas contract buyout . . . . . . .     (205.3)                   -         -       (205.3)     (127.2)
Write-downs of real estate properties . . .         -           -      112.8        -        112.8        73.3
Personnel reduction program costs . . . . .        7.9         3.6       3.0       5.7        20.2        12.5
Gain from sale of producing properties  . .       (4.3)         -         -         -         (4.3)       (2.7)
                                             ---------     -------    ------    ------    --------    --------
                                                (201.7)        3.6     115.8       5.7       (76.6)      (44.1)
                                             ---------     -------    ------    ------    --------    --------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS  .       35.0        25.1      16.1     (39.4)       36.8        26.0
                                             ---------     -------    ------    ------    --------    --------
MAJOR INCREASES (DECREASES)
Natural gas
  Contract buyout   . . . . . . . . . . . .      (23.1)                   -         .9       (22.2)      (14.4)
  Higher market-sensitive sales prices  . .       16.0                    -         -         16.0        10.4
  Higher volumes  . . . . . . . . . . . . .        2.7          -         -         -          2.7         1.8
Higher crude and condensate sales prices  .        2.5          -         -         -          2.5         1.6
Lower salary and benefits expenses resulting
  from April 1995 personnel reductions  . .        1.5          .5        .3       1.5         3.8         2.5
Proved-property impairments . . . . . . . .       (3.1)                   -         -         (3.1)       (2.0)
Fiscal 1996 amortization of deferred
  gas contract restructuring proceeds   . .       (4.4)         -         -         -         (4.4)       (2.9)
Natural gas processing
  Higher NGL prices   . . . . . . . . . . .         -         19.7        -         -         19.7        12.8
  Higher feedstock costs    . . . . . . . .         -        (17.0)       -         -        (17.0)      (11.0)
  Other (principally expense reductions
    due to previous restructuring
    activities)   . . . . . . . . . . . . .         -          4.2        -         -          4.2         2.7
Gas gathering and marketing
  Onsystem and offsystem marketing
    margins and transportation revenues   .         -          3.9        -         -          3.9         2.5
  Other (principally expense reductions
    and miscellaneous revenues)   . . . . .         -          4.1        -         -          4.1         2.7
Equity in earnings of MTBE plant
    partnership . . . . . . . . . . . . . .         -          1.9        -         -          1.9         1.2
Equity in earnings of fractionation plant
    partnership . . . . . . . . . . . . . .         -          2.0        -         -          2.0         1.3
Real Estate--The Woodlands  . . . . . . . .         -           -        5.6        -          5.6         3.6
Interest expense incurred . . . . . . . . .         -           -         -        4.5         4.5         2.9
Other, net  . . . . . . . . . . . . . . . .       (1.0)        (.2)      (.9)      (.6)       (2.7)       (1.7)
Higher effective tax rate (rate for second
  quarter of fiscal 1996 was unusually low)         -           -         -         -           -         (1.8)
                                             ---------     -------    ------    ------    --------    --------
                                                  (8.9)       19.1       5.0       6.3        21.5        12.2
                                             ---------     -------    ------    ------    --------    --------
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEMS  .       26.1        44.2      21.1     (33.1)       58.3        38.2
                                             ---------     -------    ------    ------    --------    --------
FISCAL 1997 UNUSUAL ITEMS--(see page 12)
Severance tax refunds . . . . . . . . . . .        5.9          -         -         -          5.9         3.7
Columbia Gas contract settlement proceeds .        3.5          -         -         -          3.5         2.1
                                             ---------     -------    ------    ------    --------    --------
                                                   9.4          -         -         -          9.4         5.8
                                             ---------     -------    ------    ------    --------    --------
FISCAL 1997 AMOUNTS AFTER UNUSUAL ITEMS . .  $    35.5     $  44.2    $ 21.1    $(33.1)   $   67.7    $   44.0
                                             =========     =======    ======    ======    ========    ========

- -----------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $26.1 million during fiscal 1997's first six months were $8.9 million below the $35.0 million of the prior-year's comparable period, which benefitted through June 1995 from the premium-priced Natural contract. The contract buyout's $23.1 million negative period-to-period impact on operating earnings was substantially offset, however, by fiscal 1997's higher market-sensitive gas prices and sales volumes.

NATURAL GAS - CONTRACT BUYOUT. Effective with the contract buyout on July 1, 1995, the Company began receiving market-sensitive prices for approximately 80 MMcf per day of North Texas residue gas previously sold at a substantially higher contract price of $4.00 per MMBtu. As a result, North Texas gas sales revenues were substantially less than they had been in the prior-year period. The Company's realizations for its North Texas gas previously sold to Natural averaged $2.01 per MMBtu during the first five months of fiscal 1997, and consequently operating earnings on a period-to-period basis were lowered by $23.1 million. After interest income accrued on the Company's share of the receivables from Natural and income taxes, the net earnings impact was $14.4 million.

NATURAL GAS - HIGHER MARKET-SENSITIVE SALES PRICE ($16.0 MILLION INCREASE). For production outside the North Texas area, the Company's average market-sensitive natural gas sales price during the first half of fiscal 1997 was $2.28 per Mcf, 37% higher than the $1.66 realized during the comparable prior-year period.

NATURAL GAS - HIGHER VOLUMES ($2.7 MILLION INCREASE). The increase in natural gas sales volumes (to 226.1 MMcf per day from 216.1 during the prior year's first six months) was principally due to the elimination of volume constraints imposed by the Natural contract and actions taken by the Company after it gained operational control of Natural's gathering system in July 1995.

HIGHER CRUDE AND CONDENSATE PRICES ($2.5 MILLION INCREASE). The average sales price for crude and condensate during fiscal 1997's first half was $19.86 per barrel, up 16% from the $17.10 of the corresponding prior-year period, improving operating earnings by $2.5 million.

PROVED-PROPERTY IMPAIRMENTS ($3.1 MILLION DECREASE). Disappointing drilling results for one well and downward revisions in reserve estimates for other properties resulted in the recording of a $3.1 million impairment for one field in the Gulf of Mexico during fiscal 1997's first quarter. No such impairments occurred in the first half of fiscal 1996.

FISCAL 1996 AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($4.4 MILLION DECREASE). Prior to the buyout of the Natural contract effective July 1, 1995, certain deferred contract restructuring proceeds had been amortized. Although not increasing cash flows, such amortization added $4.4 million to operating earnings in the first half of fiscal 1996.

GAS SERVICES OVERVIEW

Gas services operating earnings before unusual items rose $19.1 million (to $44.2 million) during the first six months of fiscal 1997 as gas processing and gas gathering and marketing earnings rose by $7.4 million and $8.0 million, respectively. Gas processing margins were somewhat better as NGL prices and feedstock cost both rose sharply in response to market conditions. Much of the improvement in gas processing earnings was due to cost reductions resulting from the Company's restructuring efforts of the last two years. Improved onsystem and offsystem margins, lower depreciation expense and increases in field service, transportation and miscellaneous revenues were the principal causes of the increase in gas gathering and marketing earnings. Also contributing to the favorable gas services earnings comparison were increased earnings from the Company's interests in fractionation and MTBE plant partnerships.

NGL production volumes averaged 45,100 barrels per day, down from 48,600 in the prior-year period because of the December 1, 1995 sale of three plants which produced an average of 2,000 barrels per day in the fiscal 1996 period and the rejection and sale as natural gas of approximately 1,000 barrels per day of ethane during fiscal 1997's first six months. This was done to remove excessive quantities of carbon dioxide and thereby allow the NGL product pipeline's quality specifications to be met. With the installation of additional equipment at the Bridgeport plant in late July, the need to reject ethane was eliminated.

NATURAL GAS PROCESSING - NGL PRICE ($19.7 MILLION INCREASE). The average price for NGLs produced during fiscal 1997's first six months of $13.88 per barrel was $2.43 (21%) above the average for the corresponding prior-year period, increasing operating earnings by $19.7 million. NGL prices rose because of strong winter demand and remained above the prior-year's level in response to continued demand and relatively low NGL storage levels.

NATURAL GAS PROCESSING - HIGHER FEEDSTOCK COSTS ($17.0 MILLION DECREASE). Feedstock costs consist primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Accordingly, feedstock costs under keep-whole agreements vary directly with market-sensitive natural gas prices while costs under percentage-of-proceeds agreements vary directly with NGL prices. Largely because of higher prices for market-sensitive gas and NGLs, feedstock costs rose during the first half of fiscal 1997, lowering operating earnings by $17.0 million.

HIGHER ONSYSTEM AND OFFSYSTEM MARKETING MARGINS AND TRANSPORTATION REVENUES ($3.9 MILLION INCREASE). Substantially better markets for natural gas during the fiscal 1997 period resulted in substantial improvements in the profit margins earned on the Company's onsystem and offsystem marketing and transportation activities. While some of this incremental profit should continue, a portion of it, which resulted from unusual volatility in natural gas sales prices particularly in the first quarter, is expected to recur only infrequently.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($1.9 MILLION INCREASE). During the first six months of fiscal 1997, the Company's equity in the pretax earnings of this partnership totaled $6.1 million, or $1.9 million more than in the comparable prior- year period. The plant, which began producing in the summer of 1994, experienced start-up problems which extended into the first quarter of fiscal 1996. The plant's daily production averaged approximately 15,300 barrels during the first half of fiscal 1997. Third quarter volumes will be lower because of a turnaround that caused the plant to be down during most of the month of August.

EQUITY IN EARNINGS OF FRACTIONATION PLANT PARTNERSHIP ($2.0 MILLION INCREASE). The Company's equity in the earnings of Gulf Coast Fractionators totaled $2.1 million during fiscal 1997's first six months, or $2.0 million more than during the comparable prior-year period. This earnings improvement was primarily the result of higher revenues (due to increased throughput and per-unit fractionation fees) and lower operating costs.


REAL ESTATE OVERVIEW

Operating earnings from real estate activities during the first half of fiscal 1997 totaled $21.1 million, or $5.0 million more than was earned (exclusive of unusual items) during the fiscal 1996 period. This improvement was primarily attributable to record residential lot sales in The Woodlands. Largely because of price-related reductions in timber harvesting activities, earnings from operations outside The Woodlands were lower in the fiscal 1997 period.

REAL ESTATE - THE WOODLANDS ($5.6 MILLION INCREASE). The Company sold 698 residential lots to builders during the six months ended July 31, 1996, 236 (51%) more than in the corresponding period of the prior year. Builders in The Woodlands sold 636 new homes in the first half of calendar 1996, the most for any six-month period in the community's history. A strong Houston housing market, favorable interest rates for home buyers and the wide variety of lots available in The Woodlands were the primary factors contributing to this strong performance. The Company's average per-square-foot sales price for residential lots rose 6% in the fiscal 1997 period.


OTHER

INTEREST EXPENSE INCURRED. Interest expense incurred during fiscal 1997's first half (of $28.1 million) declined by $4.5 million because of a $130 million decline in the average balance of outstanding debt. This occurred principally because of debt paydowns using proceeds received in July 1995 and February 1996 from the Natural gas contract buyout and from fiscal 1996 sales of properties and because of strong cash flows resulting from fiscal 1997's improved energy sales prices.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1996
COMPARED WITH THREE MONTHS ENDED JULY 31, 1995

The Company's results for the three-month periods ended July 31, 1996 and 1995--both before and after unusual items--are summarized in the table which follows. Net earnings for the second quarter of fiscal 1997 were $20.8 million, compared with $73.3 million in the prior-year period, when unusual items added $56.6 million to net earnings.

     Excluding the unusual items, earnings for fiscal 1997's second quarter totaled $19.5 million, up 17% from the $16.7 million of the prior year's comparable period. An unusually low effective tax rate in the prior year's second quarter (22.3% versus the current period's 34.9%) masked an even better period-to-period earnings comparison. Earnings before income taxes totaled $30.0 million during the quarter, or 40% more than the $21.4 million of the comparable prior-year period. Major contributors to this improvement included higher energy sales prices, increased gas volumes, stronger residential lot sales and lower interest expense. The quarter-to-quarter earnings improvement was particularly noteworthy considering the fact that results for two months of the prior-year period benefitted from sales under the Natural contract.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the three- month periods (in millions):

                                                  Segment Operating Earnings
                                              -------------------------------
                                              Exploration
                                                  and         Gas       Real                Pretax        Net
                                              Production   Services    Estate    Other*    Earnings    Earnings
                                              ----------   --------   -------    ------    --------    --------
FISCAL 1996 AMOUNTS . . . . . . . . . . . .   $  227.2     $  12.1    $(102.7)   $(18.4)   $ 118.2     $  73.3
                                              --------     -------    -------    ------    -------     -------
ELIMINATE IMPACT OF FISCAL 1996
  UNUSUAL ITEMS--(see page 11 and 12)
Gain from gas contract buyout . . . . . . .     (205.3)         -          -         -      (205.3)     (127.2)
Write-downs of real estate properties . . .         --          -       112.8        -       112.8        73.3
Gain from sale of producing properties  . .       (4.3)         -          -         -        (4.3)       (2.7)
                                              --------     -------    -------    ------    -------     -------
                                                (209.6)         -       112.8        -       (96.8)      (56.6)
                                              --------     -------    -------    ------    -------     -------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS  .       17.6        12.1       10.1     (18.4)      21.4        16.7
                                              --------     -------    -------    ------    -------     -------

MAJOR INCREASES (DECREASES)
Natural gas
  Contract buyout   . . . . . . . . . . . .       (9.9)         -          -         .5       (9.4)       (6.1)
  Higher market-sensitive sales prices  . .        9.5          -          -         -         9.5         6.2
  Higher volumes  . . . . . . . . . . . . .        1.2          -          -         -         1.2          .8
Higher crude and condensate sales prices  .        1.5          -          -         -         1.5         1.0
Higher DD&A rate  . . . . . . . . . . . . .       (2.6)         -          -         -        (2.6)       (1.7)
Higher exploratory dry-hole costs . . . . .       (1.7)         -          -         -        (1.7)       (1.1)
Fiscal 1996 amortization of deferred gas
  contract restructuring proceeds (see
  page 16)  . . . . . . . . . . . . . . . .       (1.8)         -          -         -        (1.8)       (1.2)
Natural gas processing
  NGL price   . . . . . . . . . . . . . . .         -          9.3         -         -         9.3         6.0
  Higher feedstock costs    . . . . . . . .         -         (8.6)        -         -        (8.6)       (5.6)
  Other (principally expense reductions due
    to previous restructuring activities)           -          4.1         -         -         4.1         2.7
Gas gathering and marketing
  Onsystem and offsystem marketing
    margins and transportation revenues   .         -          2.2         -         -         2.2         1.4
  Other (principally expense reductions
    and miscellaneous revenues)   . . . . .         -          2.1         -         -         2.1         1.4
Equity in earnings of MTBE and
  fractionation plant partnerships  . . . .         -           .7         -         -          .7          .4
Real Estate--The Woodlands  . . . . . . . .         -           -         2.3        -         2.3         1.5
Interest expense incurred . . . . . . . . .         -           -          -        2.2        2.2         1.4
Other
  SAR/Bonus unit expense accruals   . . . .        (.2)        (.2)       (.2)      (.4)      (1.0)        (.6)
  Miscellaneous   . . . . . . . . . . . . .         .2         (.2)       (.8)      (.6)      (1.4)        (.9)
Higher effective tax rate (rate for fiscal
  1996's period was unusually low)  . . . .         -           -          -         -          -         (2.8)
                                              --------     -------    -------    ------    -------     -------
                                                  (3.8)        9.4        1.3       1.7        8.6         2.8
                                              --------     -------    -------    ------    -------     -------
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEM . .       13.8        21.5       11.4     (16.7)      30.0        19.5
FISCAL 1997 UNUSUAL ITEM--(see page 12)
Severance tax refund  . . . . . . . . . . .        2.0          -          -         -         2.0         1.3
                                              --------     -------    -------    ------    -------     -------
FISCAL 1997 AMOUNTS AFTER UNUSUAL ITEM  . .   $   15.8     $  21.5    $  11.4    $(16.7)   $  32.0     $  20.8
                                              ========     =======    =======    ======    =======     =======

- -------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Excluding unusual items, exploration and production segment operating earnings during fiscal 1997's second quarter of $13.8 million were $3.8 million below those of fiscal 1996's period. The Natural contract buyout's $9.9 million period-to-period negative impact on earnings was more than offset by the effect on the latest quarter's results of higher prices for market-sensitive gas and increased gas sales volumes. The quarter-to-quarter earnings decline was largely the result of increases in dry-hole costs and DD&A expense.

NATURAL GAS - CONTRACT BUYOUT.  See page 16.

NATURAL GAS - HIGHER MARKET-SENSITIVE SALES PRICES ($9.5 MILLION INCREASE). The Company's average market-sensitive natural gas sales price during the second quarter of fiscal 1997 was $2.35 per Mcf, or 40% higher than the $1.68 realized during the comparable period of the prior year.

NATURAL GAS - HIGHER VOLUMES ($1.2 MILLION INCREASE). The increase in natural gas sales volumes (to 220.4 MMcf per day from 207.7 during the prior year's second quarter) resulted principally from the elimination of volume constraints imposed by the Natural contract and actions taken by the Company after it gained operational control of Natural's gathering system in July 1995.

HIGHER CRUDE AND CONDENSATE SALE PRICES ($1.5 MILLION INCREASE). The average sales price for crude and condensate during fiscal 1997's second quarter was $20.28 per barrel, 20% above the $16.85 of the corresponding prior-year period.

HIGHER EXPLORATORY DRY-HOLE COSTS ($1.7 MILLION DECREASE). Exploratory dry-hole costs during fiscal 1997's second quarter totaled $2.5 million, up from $.8 million in the comparable period of the prior year. The current period's increased exploratory spending was principally related to wells drilled in North Texas to determine the extent of the Barnett Shale and to evaluate 3-D seismic shot in another area and an exploratory test in East Texas.


GAS SERVICES OVERVIEW

Gas services operating earnings before unusual items increased to $21.5 million from $12.1 million in last year's second quarter principally because of increases of $4.7 million and $4.2 million in earnings from the gas processing and gas gathering and marketing segments. The improvement for gas processing was principally due to cost reductions since aggregate gross profits (sales price less feedstock costs) rose by only $.7 million as both revenues and feedstock costs rose sharply in response to market conditions. Contributing to the gas gathering and marketing earnings improvement were higher onsystem and offsystem gas marketing margins and transportation revenues, reduced depreciation expense resulting from fiscal 1996's asset upgrading program and several miscellaneous upward variances. NGL production volumes averaged 45,700 barrels per day, down from 48,900 in the prior-year period largely because of the December 1995 sale of three plants which produced an average of 2,000 barrels per day in the fiscal 1996 period.

NATURAL GAS PROCESSING - NGL PRICE ($9.3 MILLION INCREASE). The average price for NGLs produced of $13.62 per barrel during fiscal 1997's second quarter was $2.33 (20%) above the average for the corresponding prior-year period, increasing operating earnings by $9.3 million.

NATURAL GAS PROCESSING - HIGHER FEEDSTOCK COSTS ($8.6 MILLION DECREASE). As discussed on page 17, higher market-sensitive gas and NGL prices during fiscal 1997's second quarter caused NGL feedstock costs to rise, lowering operating earnings by $8.6 million.

HIGHER ONSYSTEM AND OFFSYSTEM MARGINS AND TRANSPORTATION REVENUES ($2.2 MILLION INCREASE). As discussed on page 17, onsystem and offsystem margins improved in fiscal 1997, increasing earnings. Also, in fiscal 1997's second quarter transportation revenues rose because of small increases in volumes and rates.

REAL ESTATE OVERVIEW

Operating earnings from real estate activities rose $1.3 million during the second quarter of fiscal 1997 principally on the strength of residential lot and commercial land sales in The Woodlands. Earnings from operations outside The Woodlands were lower in the fiscal 1997 period largely because of price-related reductions in timber harvesting activities.

THE WOODLANDS ($2.3 MILLION INCREASE). For the reasons discussed on page 17, residential lot sales to builders during the current period were 18% above those in the corresponding quarter of fiscal 1996 (328 versus 277), increasing operating earnings by $1.6 million. Also contributing to the higher earnings were increased profits from commercial land sales. The favorable earnings impact of substantially increased volumes during the fiscal 1997 period (27 acres versus 11) was partially offset by the current period's lower average sales price, which occurred because sales during the prior-year period consisted almost exclusively of prime sites in the Town Center, whereas the current quarter's transactions included several sites outside the Town Center.


OTHER

INTEREST EXPENSE INCURRED. For the reasons discussed on page 17, interest expense incurred during fiscal 1997's second quarter declined by $2.2 million.




                          Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

Over the years, the Company has generally been successful in managing its business affairs so that legal controversies have been substantially mitigated or prevented. In addition, the ultimate outcome of lawsuits brought against the Company has not resulted in material payments by the Company. However, from time-to-time there are potentially significant legal developments which require comment, including several which were reported in the Company's Fiscal 1996 Form 10-K and updated in its Form 10-Q for the quarter ended April 30, 1996. The information which follows updates those discussions for subsequent material developments.

In the suits known as James Bartlett et al versus Mitchell Energy Corporation (Cause No. 87-04-190 in the 271st Judicial District Court, Wise County, Texas) which were tried in January 1996 and resulted in a $204 million judgment against the Company. The Company appealed the judgement to the Fort Worth Court of Appeals in August 1996. This matter is currently set for hearing on March 12, 1997.

The Company has been informed that on August 30, 1996, 17 additional lawsuits making claims similar to those in the Bartlett case were filed in the same court. The Company has not yet been able to evaluate such claims in detail, but does expect to treat them in the same manner as the 29 other similar suits brought, but not yet tried.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Mitchell Energy & Development Corp. was held on June 26, 1996 for the purpose of electing a Board of 13 directors and considering and acting upon proposals regarding the adoption of the Company's 1995 Stock Option Plan and the appointment of independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitations. Each of the nominees for the Board of Directors was elected by the Class A common stockholders.

     The Company's stockholders approved adoption of the Company's 1995 Stock Option Plan. The vote was as follows:

                                                                                        Per-
                                                                        Number          cent
                                                                      ----------       ------
                  Shares voted "for"  . . . . . . . . . . . . . .     18,932,936        88.49

                  Shares voted "against"  . . . . . . . . . . . .        944,563         4.42

                  Shares abstaining   . . . . . . . . . . . . . .         92,437          .43

                  Broker non-votes  . . . . . . . . . . . . . . .      1,425,057         6.66

     Stockholders also approved the appointment of Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 1997. The vote was as follows:

                                                                                        Per-
                                                                       Number           cent
                                                                     ----------        ------
                  Shares voted "for"  . . . . . . . . . . . . . .     21,358,974        99.83

                  Shares voted "against"  . . . . . . . . . . . .         12,050          .06

                  Shares abstaining   . . . . . . . . . . . . . .         23,969          .11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             12      Computation of ratio of earnings to fixed charges

     (b) No reports were filed on Form 8-K during the three-month period ended July 31, 1996.

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





                                      MITCHELL ENERGY & DEVELOPMENT CORP.
                                      -----------------------------------
                                              (Registrant)




Dated:  September 10, 1996            By:      /s/ Philip S. Smith
                                         -------------------------------------
                                      Philip S. Smith
                                      Senior Vice President - Administration
                                      and Chief Financial Officer

                                EXHIBIT INDEX



             12      Computation of ratio of earnings to fixed charges

             27      Financial Data Schedule