Form 10-Q
period 1996-10-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1996-12-12
CIK 311995

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

                     FOR THE QUARTER ENDED OCTOBER 31, 1996

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



             TEXAS                                       74-1032912
      (State of incorporation)              (I.R.S. Employer Identification No.)


        2001 TIMBERLOCH PLACE
         THE WOODLANDS, TEXAS                                 77380
(Address of principal executive offices)                   (Zip Code)



      Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                            ------     ------

            Shares of common stock outstanding at November 30, 1996:

                    Class A . . . . . . . .       23,049,812
                    Class B . . . . . . . .       28,774,467

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                               OCTOBER 31,    January 31,
                                                                                 1996           1996
                                                                              -----------    -----------
ASSETS                                                                        (unaudited)
CURRENT ASSETS
Cash and cash equivalents .................................................   $    61,453    $    21,336
Trade receivables, net of allowance for
  doubtful accounts of $1,848 and $2,116 ..................................       106,538        105,238
Gas contract buyout proceeds receivable (present values) ..................        89,576         95,000
Inventories ...............................................................        11,712         12,137
Other .....................................................................        13,174         10,602
                                                                              -----------    -----------
    Total current assets ..................................................       282,453        244,313
                                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreci-
  ation, depletion and amortization of $1,334,408 and $1,321,004
Exploration and production
  Oil and gas properties ..................................................       523,065        515,383
  Support equipment and facilities ........................................        21,758         22,591
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing ..................................................        64,377         57,301
  Natural gas gathering ...................................................        87,311         86,356
  Other ...................................................................        38,949         29,206
Corporate .................................................................        10,864          8,698
                                                                              -----------    -----------
                                                                                  746,324        719,535
                                                                              -----------    -----------

REAL ESTATE
The Woodlands
  Land development ........................................................       500,885        502,121
  Commercial properties ...................................................        72,129         93,029
  Equity investments and property management ..............................        39,949         29,406
  Notes and contracts receivable and other ................................        43,622         44,857
                                                                              -----------    -----------
                                                                                  656,585        669,413
Other properties ..........................................................        81,066         93,421
                                                                              -----------    -----------
                                                                                  737,651        762,834
                                                                              -----------    -----------
OTHER ASSETS (including, at January 31, 1996, the $85,467 present
  value of gas contract buyout proceeds due February 1, 1997) .............        31,176        116,187
                                                                              -----------    -----------
                                                                              $ 1,797,604    $ 1,842,869
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt ...........................................................   $    16,660    $    13,732
Current maturities of long-term debt ......................................       130,000            -
Oil and gas proceeds payable ..............................................        80,701         81,696
Accounts payable and accrued liabilities ..................................       128,326        126,515
                                                                              -----------    -----------
    Total current liabilities .............................................       355,687        221,943
                                                                              -----------    -----------
LONG-TERM DEBT (Note 4)
Energy operations .........................................................       158,982        375,727
Real estate operations ....................................................       443,639        455,937
                                                                              -----------    -----------
                                                                                  602,621        831,664
                                                                              -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .....................................................       216,583        193,908
Deferred income ...........................................................        29,996         25,676
Other liabilities .........................................................        71,444         87,775
                                                                              -----------    -----------
                                                                                  318,023        307,359
                                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) .........         5,386          5,386
Additional paid-in capital ................................................       143,265        143,270
Retained earnings .........................................................       401,484        358,281
Treasury stock, at cost ...................................................       (28,862)       (25,034)
                                                                              -----------    -----------
                                                                                  521,273        481,903
                                                                              -----------    -----------
                                                                              $ 1,797,604    $ 1,842,869
                                                                              ===========    ===========

-------------------------------------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands except per-share data)

                                                                    Three Months Ended          Nine Months Ended
                                                                        October 31                October 31
                                                                   ----------------------    ----------------------
                                                                     1996         1995         1996         1995
                                                                   ---------    ---------    ---------    ---------
REVENUES
Exploration and production, including second quarter gain on
  natural gas contract buyout of $205,256 in 1995 (Note 7) .....   $  57,505    $  38,852    $ 178,399    $ 368,717
Gas services ...................................................     141,505      101,032      416,619      332,608
Real estate, including gains from sales of commercial properties
  of $6,005 in the 1996 periods and $19,449 in the 1995 periods       46,396       53,335      128,847      124,744
                                                                   ---------    ---------    ---------    ---------
                                                                     245,406      193,219      723,865      826,069
                                                                   ---------    ---------    ---------    ---------

OPERATING COSTS AND EXPENSES (including first quarter person-
  nel reduction program costs of $14,535 in 1995 - Note 7)
Exploration and production, including litigation
  provision of $10,000 in the 1996 periods (Note 6) ............      55,764       37,525      141,195      130,738
Gas services, including asset write-downs
  of $7,111 in the 1995 periods (Note 7) .......................     112,771       99,631      343,646      309,749
Real estate, including second quarter property
  write-downs of $112,794 in 1995 (Note 7) .....................      30,218       24,462       91,586      195,539
                                                                   ---------    ---------    ---------    ---------
                                                                     198,753      161,618      576,427      636,026
                                                                   ---------    ---------    ---------    ---------

SEGMENT OPERATING EARNINGS (Note 7) ............................      46,653       31,601      147,438      190,043
General and administrative expense, including first quarter
  personnel reduction program costs of $5,665 in 1995 ..........       9,959        9,240       28,466       35,039
                                                                   ---------    ---------    ---------    ---------
TOTAL OPERATING EARNINGS .......................................      36,694       22,361      118,972      155,004
                                                                   ---------    ---------    ---------    ---------

OTHER EXPENSE
Interest expense ...............................................      13,669       15,643       41,795       48,313
Capitalized interest ...........................................      (6,459)      (7,211)     (19,295)     (21,156)
Other, net .....................................................         441         (416)        (224)         127
                                                                   ---------    ---------    ---------    ---------
                                                                       7,651        8,016       22,276       27,284
                                                                   ---------    ---------    ---------    ---------

EARNINGS BEFORE INCOME TAXES ...................................      29,043       14,345       96,696      127,720

INCOME TAXES (Note 5) ..........................................      10,120        4,267       33,730       47,576
                                                                   =========    =========    =========    =========

NET EARNINGS ...................................................   $  18,923    $  10,078    $  62,966    $  80,144
                                                                   =========    =========    =========    =========

EARNINGS PER SHARE .............................................   $     .36    $     .19    $    1.21    $    1.54
                                                                   =========    =========    =========    =========

AVERAGE COMMON SHARES OUTSTANDING ..............................      51,821       52,044       51,895       52,043
                                                                   =========    =========    =========    =========


-------------------------------------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended October 31,1996
                         (dollar amounts in thousands)



                                                            Additional
                                                  Common     Paid-In      Retained     Treasury
DOLLAR AMOUNTS                                    Stock      Capital      Earnings      Stock        Total
---------------                                 ---------   ---------    ---------    ---------    ---------
BALANCE, JANUARY 31, 1996 ...................   $   5,386   $ 143,270    $ 358,281    $ (25,034)   $ 481,903


Net earnings ................................         -           -         62,966          -         62,966

Cash dividends (36 cents per share on Class A
   and 39 3/4 cents per share on Class B) ...         -           -        (19,763)         -        (19,763)

Treasury stock purchases ....................         -           -            -         (3,917)      (3,917)


Exercises of stock options ..................         -            (5)         -             89           84
                                                ---------   ---------    ---------    ---------    ---------

BALANCE, OCTOBER 31, 1996 ...................   $   5,386   $ 143,265    $ 401,484    $ (28,862)   $ 521,273
                                                =========   =========    =========    =========    =========






                  ------------------------------------------
                  ------------------------------------------






                                                              Common Stock Issued               Treasury Stock
                                                           --------------------------    --------------------------
SHARE AMOUNTS                                                Class A        Class B        Class A        Class B
-------------                                              -----------    -----------    -----------    -----------
BALANCE, JANUARY 31, 1996 ...............................    23,978,095     29,878,095        750,279      1,046,057

Treasury stock purchases ................................           -              -          179,000         64,400

Exercises of stock options ..............................           -              -           (1,000)        (5,333)

Other ...................................................            (4)            (4)           -              -
                                                            -----------    -----------    -----------    -----------
BALANCE, OCTOBER 31, 1996 ...............................    23,978,091     29,878,091        928,279      1,105,124
                                                            ===========    ===========    ===========    ===========



-------------------------------------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Nine Months Ended
                                                                                  October 31
                                                                            ----------------------
                                                                              1996           1995
                                                                            ---------    ---------
OPERATING ACTIVITIES
Net earnings ............................................................   $  62,966    $  80,144
Adjustments to reconcile net earnings
    to cash provided by operating activities
     Depreciation, depletion and amortization ...........................      79,164       83,796
     Exploration expenses, including dry-hole costs .....................      13,183       11,023
     Deferred income taxes ..............................................      22,675       18,227
     Cost of land sold ..................................................      32,698       26,175
     Residential land development costs, net of reimbursements ..........      (9,139)     (14,478)
     Distributions in excess of (less than) earnings of equity investees         (194)       8,461
     Non-cash portion of natural gas contract buyout gain ...............         -       (162,689)
     Write-downs of real estate properties ..............................         -        112,794
     Gains from sales of properties .....................................      (7,213)     (25,100)
     Gains from sales of non-Woodlands real estate assets ...............      (2,507)         -
     Litigation provision ...............................................      10,000          -
     Accrued personnel reduction program costs ..........................         -         11,128
     Amortization of deferred natural gas contract restructuring proceeds         -         (5,950)
     Other, net .........................................................       3,538       (3,156)
                                                                            ---------    ---------
                                                                              205,171      140,375
     Changes in operating assets and liabilities ........................      61,625       37,822
                                                                            ---------    ---------
     Cash provided by operating activities ..............................     266,796      178,197
                                                                            ---------    ---------
INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ...............................................    (160,017)    (184,378)
   Residential land development costs deducted above ....................       9,139       14,478
   Adjustment to cash basis .............................................      (5,206)     (10,808)
                                                                            ---------    ---------
                                                                             (156,084)    (180,708)
Proceeds from sales of real estate properties ...........................      43,079       42,677
Proceeds from sales of major energy assets ..............................         -         19,569
Proceeds from sales of property, plant and equipment ....................       8,632        4,609
Acquisition of leased equipment .........................................      (6,995)         -
Other ...................................................................       1,972       (2,310)
                                                                            ---------    ---------
     Cash used for investing activities .................................    (109,396)    (116,163)
                                                                            ---------    ---------
FINANCING ACTIVITIES
Debt repayments .........................................................     (92,396)     (38,001)
Cash dividends ..........................................................     (19,763)     (19,816)
Treasury stock purchases ................................................      (3,917)      (4,130)
Other ...................................................................      (1,207)      (1,098)
                                                                            ---------    ---------
     Cash used for financing activities .................................    (117,283)     (63,045)
                                                                            ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................      40,117       (1,011)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................      21,336       11,967
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................   $  61,453    $  10,956
                                                                            =========    =========

-----------------------------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1996


(1)  ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities.

     The Company's exploration and production activities are accounted for using the successful efforts method of accounting. Impairment computations for proved oil and gas properties are performed on a field-by-field basis. Charges for such impairments, which totaled none and $3,068,000 for the three- and nine-month periods ended October 31, 1996 and none for the comparable prior-year periods, are included in DD&A expense.

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


(3)  EQUITY INVESTMENTS

During fiscal 1997 and 1996, the Company's principal partnership interests included the following:

                                                       Ownership
                                                       Percentage       Nature of Operations
                                                       ----------    ---------------------------------------
ENERGY
Austin Chalk Natural Gas Marketing Services                 45       Natural gas marketing
Belvieu Environmental Fuels                               33.33      Production of MTBE
C&L Processors Partnership                                  50       Natural gas processing
Ferguson-Burleson County Gas Gathering System               45       Natural gas gathering
Gulf Coast Fractionators                                  38.75      Fractionation of NGLs
U. P. Bryan Plant                                           45       Natural gas processing

REAL ESTATE
Grogan's Mill Apartments                                    50       Apartments in The Woodlands
The Woodlands Mall Associates                               50       Regional mall in The Woodlands
Woodlands Office Equities - '95 Limited                     25       Office buildings in The Woodlands
Woodlands Retail Equities - '96 Limited                     25       Retail properties in The Woodlands
Lake Catamount Joint Venture (sold in October 1996)         50       Colorado land
The Fort Crockett Limited (liquidated
  after the hotel was sold in January 1996)                 50       Resort hotel in Galveston, Texas

     The Company's net investment in each of these entities is included in the applicable caption of property, plant and equipment or real estate. The Company's equity in the pretax earnings of these entities is included in the applicable revenues caption of the consolidated statements of earnings and its equity in pretax losses of these entities is included in the applicable operating costs and expenses caption. A summary of the Company's net investments in partnerships at October 31, 1996 and January 31, 1996 and its equity in their pretax earnings (losses) for the nine- month periods ended October 31, 1996 and 1995 follows (in thousands):


                                                                       Equity in Pretax
                                                  Net Investment       Earnings (Losses)
                                                ------------------   --------------------
                                               October 31,January 31,October 31,October 31,
                                                  1996       1996       1996        1995
                                                --------   --------   --------    --------
GAS SERVICES
Austin Chalk Natural Gas Marketing Services .   $  3,528   $  2,531   $    997    $  1,856
Belvieu Environmental Fuels .................     28,050     21,702      6,348       4,850
C&L Processors Partnership ..................     17,670     14,147      4,068         171
Ferguson-Burleson County Gas Gathering System     51,609     58,331      7,048       4,478
Gulf Coast Fractionators ....................      9,005      5,530      3,475       1,293
U.P. Bryan Plant ............................      7,054      7,180      7,150       6,957
Others ......................................        958        152        258         (95)
                                                --------   --------   --------    --------
                                                $117,874   $109,573     29,344      19,510
                                                ========   ========   --------    --------

REAL ESTATE
Grogan's Mill Apartments ....................   $  3,923   $  3,744        181         252
The Woodlands Mall Associates ...............      7,411      8,161        500         522
Woodlands Office Equities - '95 Limited .....     11,914      9,306        411         148
Woodlands Retail Equities - '96 Limited .....      7,625        -          -           -
Other partnerships (which own
   commercial properties in The Woodlands) ..      6,763      7,237        642         462
Lake Catamount Joint Venture ................        -       11,504       (201)       (401)
The Fort Crockett Hotel Limited
   (liquidated in January 1996) .............        -          -          -          (267)
                                                --------   --------   --------    --------
                                                $ 37,636   $ 39,952      1,533         716
                                                ========   ========   --------    --------
                                                                      $ 30,877    $ 20,226
                                                                      ========    ========


     Summarized earnings information (on a 100% basis), which is generally reported on a one-month lag, for all entities accounted for on the equity method for the three- and nine-month periods ended October 31, 1996 and 1995 follows (in thousands):

                                                       Three Months           Nine Months
                                                    -------------------   -------------------
                                                      1996       1995       1996       1995
                                                    --------   --------   --------   --------
     Revenues ...................................   $168,040   $136,893   $560,093   $395,167
     Operating earnings .........................     30,668     30,822     95,657     65,422
     Pretax earnings (before interest expense for
       those entities whose activities are funded
       by capital contributions of the owners) ..     22,522     19,454     69,960     38,958*

---------------------------------

     *Net of impairment losses of $8,276 recorded during June 1995 to reduce to their estimated fair market values the carrying amounts of the assets of The Fort Crockett Hotel Limited. These losses were included in the real estate property write-downs recorded by the Company during fiscal 1996 (see Note 7).

     The operations of certain of these partnerships have been funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning debt payable to third parties by these entities at October 31, 1996 and January 31, 1996 and the Company's proportionate share of such debt at October 31, 1996 is summarized in the table which follows (in thousands):

                                             Entity Total                 October 31, 1996 -- Company's Share
                                       -----------------------            -----------------------------------
                                       October 31, January 31,                          Non-
                                           1996      1996                Recourse     Recourse      Total
                                       ----------   ---------            ---------    --------     --------
GAS SERVICES ACTIVITIES
Belvieu Environmental Fuels ..........   $146,667   $176,000             $  6,667     $ 42,222     $ 48,889
C&L Processors Partnership ...........     74,959     86,209               20,239       17,241       37,480
Gulf Coast Fractionators .............     65,125     74,250                2,485       22,751       25,236
                                         --------   --------             --------     --------     --------
                                          286,751    336,459               29,391       82,214      111,605
                                         --------   --------             --------     --------     --------


REAL ESTATE ACTIVITIES
Grogan's Mill Apartments .............     18,496     18,799                  -          9,248        9,248
The Woodlands Mall Associates ........     59,126     59,126                  -         29,563*      29,563
Woodlands Office Equities -'95 Limited     12,482     12,666                1,872        1,249        3,121
Others (which own commercial
  properties in The Woodlands) .......     37,626     37,877                2,220       15,380       17,600
                                         --------   --------             --------     --------     --------
                                          127,730    128,468                4,092       55,440       59,532
                                         --------   --------             --------     --------     --------
                                         $414,481   $464,927             $ 33,483     $137,654     $171,137
                                         ========   ========             ========     ========     ========

*The partners' joint and several guaranties of this partnership's indebtedness were terminated in connection with a November 1996 refinancing.

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

     In connection with entering into the letter of credit facility, the Company's bank revolving credit agreements were also revised in April 1996 to provide committed facilities aggregating $200,000,000 for the Company's Energy and Real Estate operations. At October 31, 1996, nothing was borrowed under the revolving credit agreements, and the Company had $200,000,000 in borrowing capacity available under these agreements. See Note 5 of Notes to Consolidated Financial Statements on pages 50 and 51 of the Company's Fiscal 1996 Annual Report for additional information concerning the Company's indebtedness.


(5)  INCOME TAXES

Income taxes for the nine-month periods ended October 31, 1996 and 1995 consist of the following (in thousands):

                                            1996      1995
                                           -------   -------
           CURRENT
           Federal .....................   $ 8,768   $26,699
           State .......................     2,287     2,650
                                           -------   -------
                                            11,055    29,349
                                           -------   -------
           DEFERRED
           Federal .....................    21,751    12,813
           State .......................       924     5,414
                                           -------   -------
                                            22,675    18,227
                                           -------   -------
                                           $33,730   $47,576
                                           =======   =======

     The estimated annual tax rates used in computing the income tax provisions for the nine-month periods ended October 31, 1996 and 1995 were 34.88% and 37.25%, respectively, versus the 35% statutory Federal income tax rate.


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

     In addition, similar lawsuits (each claiming damages of more than $1,000,000) have been brought by 46 other plaintiff groups, 17 of which were filed on August 30, 1996. A June 3, 1996 trial setting for 17 of these cases which have been combined was postponed when the judge who heard the earlier case recused (removed) himself from presiding over this trial. A new judge subsequently was appointed, but a new trial date has not been set. For one of the other cases, previously set for trial in August 1996, the original judge was recused in an administrative hearing. Pending a final determination of the judge that will hear this case, the trial date has been postponed indefinitely. Trial dates have not been set for the 28 remaining suits, from which the judge who heard the first case has now recused himself.

     While the amounts that ultimately will be incurred are not determinable at this time, aggregate charges of $25,000,000 have been recorded ($15,000,000 in January 1996 and $10,000,000 in October 1996) to provide for costs the Company considers probable that it will incur in connection with all the existing litigation related to this matter. Consistent with the Company's belief that it is not responsible for the alleged problems, these provisions have consisted primarily of expected costs for attorneys' fees, bonds, etc., to appeal the judgment to the necessary level and to defend the Company in the other suits. The January accrual, however, also included an amount for disposition of this litigation.

     The $10,000,000 provision in October was recorded because of increases in estimated attorneys' fees and other defense costs to be incurred in connection with this litigation. The factors underlying these estimated cost increases were numerous and included the following: (i) the complexities inherent in the process of being required to prove that the Company was not the cause of the alleged problems; (ii) an extension to June 1997 of the time period that likely will be required to complete the appeals process for the March 1996 judgment;
(iii) the starting and stopping of pretrial preparation activities necessitated by ongoing changes in the timing of hearing and trial dates for the individual cases; (iv) the filing of 17 additional lawsuits in August 1996; and (v) additional expenditures incurred in connection with negotiating defense cost reimbursements from insurance companies.

     Although the Company believes that the litigation and the claims for damages ultimately will be resolved for significantly less than the amount of the judgment and the claims for damages, it is possible that the Company's costs could exceed its aggregate accrual of $25,000,000. However, the Company has no basis on which to estimate a range of such possible additional losses, if any, because of errors it believes were made by the trial court and since the Company believes that it was not responsible for the water well problems and that its actions did not provide a basis for the awarding of exemplary damages.

     The Company believes that recoveries of at least a portion of its defense costs (and settlement/judgment costs, if any) should be available from the companies that have participated in its longstanding insurance program. Accordingly, the Company has notified the numerous insurance carriers whose policies covered the Company's North Texas operations over the period that might relate to the alleged problems. In May 1996, a lawsuit was filed by one of the Company's insurers seeking a declaratory judgment that it does not have a duty to indemnify the Company in these lawsuits. In June 1996, the Company filed a declaratory action in another court seeking to have the court declare respective rights of the parties, including duties of the insurance carriers to defend and indemnify the Company under its insurance policies. In October 1996, a standstill agreement was executed which delayed actions in these suits at least until August 1997 and agreed upon the venue for such cases, if they are ultimately tried. To date, no reimbursement agreements have been entered into with any of the Company's insurance carriers, and because of uncertainties regarding the Company's ultimate liability and when the alleged problems occurred and the large number of insurance carriers that might be involved, the Company is presently unable to predict the outcome of the insurance-related legal actions or to estimate the magnitude or timing of any such recoveries.

OTHER LITIGATION OR POTENTIAL LITIGATION. Legal actions have been brought or threatened against the Company and third- party realtors and engineers by 71 home owners in The Woodlands and against certain developers, governmental entities and the Company by 67 property owners in surrounding communities related to flooding in the North Houston area in October 1994. These claimants generally are seeking reimbursements for property damages, but some are making claims for deceptive trade practices, fraud or mental anguish or are claiming that the Company contributed to the flooding of their homes. The Company contends that it was not responsible for these damages, which it believes resulted from a record, near 500-year flood and were not preventable with the exercise of ordinary care and generally accepted drainage design. The Company and its outside counsel believe it is not probable that the Company will incur losses in connection with these legal actions that will be material to its financial statements.

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

     A suit originally brought by 46 royalty owners, which was certified as a class-action in July 1996, seeks additional royalties on gas produced in
certain North Texas counties.   This suit alleges that the Company breached its
duties in marketing the gas. The plaintiffs seek an accounting, actual damages, pre- and post-judgment interest and attorneys' fees. In September 1996, the Company requested the trial court to rule that its division orders, which have been executed by the royalty owners and specify the method on which royalties are to be paid, satisfy any responsibility the Company might otherwise have to reasonably market the gas, so long as it follows their terms. Such a ruling would have essentially negated any claim that the Company had breached its responsibilities. In November 1996, the court ruled that obligations in the Company's oil and gas leases to reasonably market gas are not overridden by provisions of its division orders, leaving open the question of whether the Company has satisfied these obligations. The Company believes that its royalty payment practices have been appropriate and will aggressively defend itself in this litigation. There has been some discovery in the case, but it is not complete. Based on their knowledge to date, management and outside legal counsel have concluded that it is not probable that the Company will incur a liability that would be material to its financial statements, although it is possible a loss could be incurred. Because of the current status of the case, the Company is unable to determine a range of possible losses, if any, that might be incurred.

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

MORTGAGE ACTIVITIES. Mitchell Mortgage Company (MMC) administers approximately $150,000,000 of securities, backed by Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) mortgages, on which it has guaranteed payments of principal and interest to the security holders. These mortgages are supported by government-sponsored insurance and are collateralized by real estate. In the event of default by a mortgagor, MMC may incur a loss if uncollected principal and interest, together with foreclosure and other costs, exceed established FHA or VA reimbursement limits. Management expects that losses, if any, incurred in connection with defaults by borrowers under FHA and VA mortgages serviced by MMC will not be material to the Company's financial statements.

     During October 1996, a definitive agreement was executed pursuant to which a 51% interest in MMC would be sold at a gain to a financial institution. It is expected that this transaction will close effective December 31, 1996.

(7)  SEGMENT INFORMATION
Selected industry segment data for the nine- and three-month periods ended October 31, 1996 (fiscal 1997) and 1995 (fiscal 1996) are as follows (in thousands):

                                                                   Segment                    Total
                                           Outside                Operating                  Operating
                                           Revenues                Earnings                  Earnings
                                    ---------------------   ----------------------    -------------------------
                                       1996        1995        1996         1995         1996         1995
                                    ---------   ---------   ---------    ---------    ---------       ---------
Nine Months
-----------
EXPLORATION AND PRODUCTION
Operations ......................   $ 174,955   $ 158,123   $  37,825    $  35,320    $  29,016       $  26,437
Gain from gas contract buyout ...         -       205,256         -        205,256          -           205,256
Litigation provision (see Note 6)         -           -       (10,000)         -        (10,000)            -
Personnel reduction
  program costs .................         -           -           -         (7,935)         -            (7,935)
Severance tax refunds ...........         -           -         5,935          -          5,935             -
Columbia Gas contract
  settlement proceeds ...........       3,444         -         3,444          -          3,444             -
Gains from sales of producing
  properties and drilling rigs ..         -         5,338         -          5,338          -             5,338
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                      178,399     368,717      37,204      237,979       28,395         229,096
                                    ---------   ---------   ---------    ---------    ---------       ---------
GAS SERVICES
Natural gas processing ..........     256,318     206,652      46,111       20,390       43,599          17,908
Natural gas gathering
  and marketing .................     150,392     119,550      17,884        7,663       15,153           4,940
Other ...........................       9,909       6,406       8,978        5,517        8,675           5,436
Personnel reduction
  program costs .................         -           -           -         (3,600)         -            (3,600)
Asset write-downs ...............         -           -           -         (7,111)         -            (7,111)
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                      416,619     332,608      72,973       22,859       67,427          17,573
                                    ---------   ---------   ---------    ---------    ---------       ---------
REAL ESTATE
Operations ......................     126,340     124,744      34,754       44,999       31,198          41,036
Write-downs of properties .......         -           -           -       (112,794)         -          (112,794)
Personnel reduction
  program costs .................         -           -           -         (3,000)         -            (3,000)
Gain from sales of certain
  non-Woodlands assets ..........       2,507         -         2,507          -          2,507             -
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                      128,847     124,744      37,261      (70,795)      33,705         (74,758)
                                    ---------   ---------   ---------    ---------    ---------       ---------
CORPORATE .......................         -           -           -            -        (10,555)(b)     (16,907)(b)
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                    $ 723,865   $ 826,069   $ 147,438    $ 190,043    $ 118,972       $ 155,004
                                    =========   =========   =========    =========    =========       =========
Three Months
------------

EXPLORATION AND PRODUCTION
Operations ......................   $  57,505   $  37,852   $  11,741    $     327    $   8,874       $  (2,751)
Litigation provision (see Note 6)         -           -       (10,000)         -        (10,000)            -
Gain from sale of drilling rigs .         -         1,000         -          1,000          -             1,000
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                       57,505      38,852       1,741        1,327       (1,126)         (1,751)
                                    ---------   ---------   ---------    ---------    ---------       ---------
GAS SERVICES
Natural gas processing ..........      96,302      58,210      22,353        4,091       21,531           3,374
Natural gas gathering
  and marketing .................      43,620      40,895       5,071        2,869        4,174           2,081
Other ...........................       1,583       1,927       1,310        1,552        1,215           1,525
Asset write-downs ...............         -           -           -         (7,111)         -            (7,111)
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                      141,505     101,032      28,734        1,401       26,920            (131)
                                    ---------   ---------   ---------    ---------    ---------       ---------
REAL ESTATE
Operations ......................      43,889      53,335      13,671       28,873       12,520          27,641
Gains from sales of certain
  non-Woodlands assets ..........       2,507         -         2,507          -          2,507             -
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                       46,396      53,335      16,178       28,873       15,027          27,641
                                    ---------   ---------   ---------    ---------    ---------       ---------
CORPORATE .......................         -           -           -            -         (4,127)(b)      (3,398)(b)
                                    ---------   ---------   ---------    ---------    ---------       ---------
                                    $ 245,406   $ 193,219   $  46,653    $  31,601    $  36,694       $  22,361
                                    =========   =========   =========    =========    =========       =========


                                                                        Capital
                                                   DD&A               Expenditures(a)
                                           ---------------------   ---------------------
                                             1996        1995        1996        1995
                                           ---------   ---------   ---------   ---------
Nine Months
-----------
EXPLORATION AND PRODUCTION
Operations ......................          $  66,874   $  59,974   $  92,920   $ 111,334
Gain from gas contract buyout ...                -           -           -           -
Litigation provision (see Note 6)                -           -           -           -
Personnel reduction
  program costs .................                -           -           -           -
Severance tax refunds ...........                -           -           -           -
Columbia Gas contract
  settlement proceeds ...........                -           -           -           -
Gains from sales of producing
  properties and drilling rigs ..                -           -           -           -
                                           ---------   ---------   ---------   ---------
                                              66,874      59,974      92,920     111,334
                                           ---------   ---------   ---------   ---------
GAS SERVICES
Natural gas processing ..........              2,673       5,236       4,719       4,180
Natural gas gathering
  and marketing .................              2,913       5,265      14,116      20,408
Other ...........................                 80          80         279       6,280
Personnel reduction
  program costs .................                -           -           -           -
Asset write-downs ...............                -         4,922         -           -
                                           ---------   ---------   ---------   ---------
                                               5,666      15,503      19,114      30,868
                                           ---------   ---------   ---------   ---------
REAL ESTATE
Operations ......................              4,250       5,783      41,924      39,515
Write-downs of properties .......                -           -           -           -
Personnel reduction
  program costs .................                -           -           -           -
Gain from sales of certain
  non-Woodlands assets ..........                -           -           -           -
                                           ---------   ---------   ---------   ---------
                                               4,250       5,783      41,924      39,515
                                           ---------   ---------   ---------   ---------
CORPORATE .......................              2,374       2,536       6,059       2,661
                                           ---------   ---------   ---------   ---------
                                           $  79,164   $  83,796   $ 160,017   $ 184,378
                                           =========   =========   =========   =========
Three Months
------------

EXPLORATION AND PRODUCTION
Operations ......................          $  20,756   $  17,211   $  43,341   $  55,598
Litigation provision (see Note 6)                -           -           -           -
Gain from sale of drilling rigs .                -           -           -           -
                                           ---------   ---------   ---------   ---------
                                              20,756      17,211      43,341      55,598
                                           ---------   ---------   ---------   ---------
GAS SERVICES
Natural gas processing ..........              1,036       1,831       1,505       1,390
Natural gas gathering
  and marketing .................                957       1,686       7,246       7,659
Other ...........................                 27          27         205       2,635
Asset write-downs ...............                -         4,922         -           -
                                           ---------   ---------   ---------   ---------
                                               2,020       8,466       8,956      11,684
                                           ---------   ---------   ---------   ---------
REAL ESTATE
Operations ......................              1,373       1,428      12,644      16,731
Gains from sales of certain
  non-Woodlands assets ..........                -           -           -           -
                                           ---------   ---------   ---------   ---------
                                               1,373       1,428      12,644      16,731
                                           ---------   ---------   ---------   ---------
CORPORATE .......................                849         813       1,175       1,497
                                           ---------   ---------   ---------   ---------
                                           $  24,998   $  27,918   $  66,116   $  85,510
                                           =========   =========   =========   =========


----------------------

(a)  On accrual basis, including exploratory expenditures.

(b) General corporate expenses, including personnel reduction program costs of $5,665 in the first quarter of fiscal 1996.

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

     In October, gains totaling $2,507,000 were recognized from sales of the Company's interest in the Lake Catamount joint venture in Colorado and a portfolio of installment notes receivable arising from resort property sales. Proceeds from the Lake Catamount sale included cash proceeds of $4,700,000 and secured notes receivable totaling $8,805,000 that are payable over a two-year period.

     Exploration and production segment operating earnings for the nine-month period ended October 31, 1995 include gains of $4,338,000 from the sale during the second quarter of certain West Texas producing oil and gas properties and $1,000,000 in the third quarter related to the redemption of warrants that had been obtained in connection with a prior- year sale of drilling rigs.

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

     During fiscal 1996's third quarter, Gas Services asset write-downs of $7,111,000 were recorded to reduce to their net realizable values the carrying values of three gas processing plants that were subsequently sold to a third party.

     In August 1995, the Company adopted a revised business plan calling for the disposal within the near term of most of its real estate properties located outside The Woodlands. Because of the revised business plan, it was necessary to reduce the carrying values of certain properties (principally land held for investment, development or sale and resort and other operating properties) to their estimated fair market values, net of disposition costs. As a result, property write-downs of $112,794,000 were recorded during fiscal 1996's second quarter.

     Because of their magnitude and unusual nature, and in accordance with Accounting Principles Board Opinion No. 30, the items discussed in the preceding paragraphs have been reported as separate components of segment operating earnings.


(8)  SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid--exclusive of amounts capitalized, but including amounts reported as cost of sales for finance operations- -totaled $21,046,000 and $25,252,000 during the nine-month periods ended October 31, 1996 and 1995. Income taxes paid during these periods, including those resulting from the July 1995 natural gas contract buyout, totaled $9,004,000 and $22,306,000. The Company's proceeds from the sale in October 1996 of its interest in the Lake Catamount Joint Venture included secured notes receivable totaling $8,805,000 (due $2,085,000 in October 1997 and $6,720,000 in October 1998). A 25%-owned partnership assumed a mortgage obligation of $12,796,000 in connection with its July 1995 purchase of ten office buildings from the Company. There were no other significant non-cash investing or financing activities during the nine-month periods ended October 31, 1996 and 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
As discussed in more detail on pages 27 through 29 of the Company's Fiscal 1996 Annual Report, over the last two years an extensive refocusing of the Company's business activities has been undertaken. As a result of these efforts and favorable energy and real estate market conditions, the Company's earnings and cash flows (exclusive of the impact of unusual items) in fiscal 1997's first nine months were well above the levels achieved in the comparable prior-year period. These improvements were accomplished despite the fact that the prior period's results benefitted from the premium-priced North Texas natural gas sales contract with Natural Gas Pipeline Company of America (Natural) that was terminated on July 1, 1995. The pace of the Company's asset disposal program accelerated during fiscal 1997's third quarter, and for the first nine months of the year, cash sales proceeds totaled $51.7 million. Another $50 million of such properties are covered by pending sales contracts that are scheduled to close in the fourth quarter. After completion of these sales, only $20 to $25 million in assets will remain to be sold pursuant to this program.
Management's attention is now focused on growing and maximizing the value of the Company's core assets and other initiatives to increase shareholder value.

     Since the beginning of fiscal 1995, the Company's long-term debt has been reduced by $255 million. This includes a $99 million reduction in fiscal 1997's first nine months that resulted largely from the collection in February of the second installment of the proceeds associated with the early termination of the Natural contract. In addition, the Company had accumulated "excess" cash balances totaling approximately $49 million at October 31, 1996, which are expected to increase further in the fourth quarter as strong operating cash flows and proceeds from closings of the above-mentioned asset sales provide larger cash inflows than are required to fund the Company's stepped-up capital program and its other spending needs. The excess cash balances, which normally would have been used to repay long-term debt, have been temporarily invested since none of the Company's remaining debt is immediately payable. The then-available excess cash balances, including the third and final installment of the Natural contract termination proceeds which is due on February 1, 1997, should be more than sufficient to provide needed short-term liquidity and to repay $100 million of senior notes maturing on February 15, 1997 and the $30 million term loan maturing on May 15, 1997.

     As discussed in the Company's Fiscal 1996 Annual Report and Form 10-K and in Note 6 on page 9 of this Form 10-Q, a $204 million judgment was entered on March 1, 1996 against a subsidiary in a North Texas water well case and additional similar cases are pending. The Company is taking every possible step to overturn this judgment and has posted the $225 million supersedeas bond required to proceed with the appeal. The Company and its outside counsel continue to believe that the judgment will be reversed or significantly reduced upon completion of the appeals process.

     While the judgment and pending cases remain outstanding, the Company expects that its access to public debt and equity markets will be reduced and its costs for any such transactions will be increased. Presently, however, the Company's plans do not contemplate the need to access public debt or equity markets before fiscal 1999, a time that is expected to be after completion of the appeals process. Because of this and since it currently has $200 million available under committed credit facilities, the Company believes the litigation will not have a significant adverse impact on its ability to meet its financial obligations or to fund its ongoing operations during the appeals process.

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

CAPITAL AND EXPLORATORY EXPENDITURES

The Company's original budget for fiscal 1997 expenditures totaled $213.5 million. In August, the budget was increased by approximately $25 million to cover an accelerated drilling and recompletion program in exploration and production ($21 million) and accelerated residential lot development activities ($4 million) to replenish inventories that have been sold at a rate faster than originally contemplated. During the first nine months, capital additions totaled $160 million, $66.1 million of which was incurred in the third quarter when the pace of the drilling program was accelerated. Capital additions for the full year are expected to approximate the $238.5 million revised budget as the increased drilling pace continues in the fourth quarter and spending begins for the recently announced Louisiana Chalk Gathering System.

OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and nine-month periods ended October 31, 1996 and 1995 follow:

                                                  Three Months            Nine Months
                                                -------------------   -------------------
                                                  1996       1995       1996       1995
                                                --------   --------   --------   --------
       AVERAGE DAILY VOLUMES
       Natural gas sales (Mcf) ..............    226,200    194,200    226,100    208,700
       Crude oil and condensate sales (Bbls)       5,300      4,900      5,400      5,300
       Natural gas liquids produced (Bbls) ..     47,200     43,700     45,800     47,000
       Pipeline throughput (Mcf) ............    416,000    351,000    397,000    360,000

       AVERAGE SALES PRICES
       Natural gas (per Mcf) ................   $   2.21   $   1.66   $   2.29   $   2.17
       Crude oil and condensate (per Bbl) ...      22.62      16.18      20.78      16.81
       Natural gas liquids produced (per Bbl)      16.55      11.15      14.80      11.36

       RESIDENTIAL LOT SALES - THE WOODLANDS
       Lots sold ............................        193        252        891        714
       Average price per lot ................   $ 51,371   $ 43,036   $ 43,120   $ 40,733
       Average price per square foot ........       4.37       4.11       4.16       3.91



RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1996
COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1995

The Company's results for the nine-month periods ended October 31, 1996 and 1995--both before and after unusual items--are summarized in the table on the following page. Unusual items added $1.2 million and $40.3 million, respectively, to net earnings of the fiscal 1997 and 1996 periods. And, as a result, net earnings for fiscal 1997's first nine months of $62.9 million were $17.2 million below those of the prior-year period.

     Excluding the effects of unusual items, fiscal 1997's nine-month earnings of $61.7 million were $21.9 million (55%) above the $39.8 million of the prior-year period, which included five months of sales under the high-priced North Texas gas sales contract. The termination of this contract resulted in a $23.1 million negative year-to-year impact on nine- months' operating earnings. The period-to-period comparison was also negatively impacted by the recognition of substantially larger gains from real estate commercial property asset sales in the prior year ($20.3 million versus $7.2 million in fiscal 1997). The cumulative negative impact of these items was more than offset, however, by earnings improvements caused by higher market prices for all energy products, improved margins in gas gathering and marketing, increased earnings from interests in MTBE and fractionation partnerships, record residential lot sales and reduced operating, overhead and interest expenses resulting from last year's major restructuring program.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the nine- month periods (in millions):

                                                Segment Operating Earnings
                                              -------------------------------
                                              Exploration
                                                  and         Gas       Real                Pretax        Net
                                              Production   Services    Estate    Other*    Earnings    Earnings
                                              ----------   --------    ------    ------    --------    --------
FISCAL 1996 AMOUNTS . . . . . . . . . . . .    $ 238.0       $22.8    $(70.8)    $(62.3)    $127.7   $   80.1
                                              --------       -----    ------     ------     ------     ------
ELIMINATE IMPACT OF FISCAL 1996
  UNUSUAL ITEMS--(see page 13)
Gain from gas contract buyout . . . . . . .     (205.3)                   -          -      (205.3)    (127.2)
                                                                -
Write-downs of real estate properties . . .         -           -      112.8         -       112.8       73.3
Personnel reduction program costs . . . . .        7.9         3.6       3.0        5.7       20.2       12.5
Gains from sales of producing
  properties and drilling rigs  . . . . . .       (5.3)                   -          -        (5.3)      (3.3)
                                                                -
Loss from sale of NGL plants  . . . . . . .         -          7.1        -          -         7.1        4.4
                                              --------       -----    ------     ------     ------     ------
                                                (202.7)       10.7     115.8        5.7      (70.5)     (40.3)
                                              --------       -----    ------     ------     ------     ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS  .       35.3        33.5      45.0      (56.6)      57.2       39.8
                                              --------       -----    ------     ------     ------     ------
MAJOR INCREASES (DECREASES)
Natural gas
  Contract buyout   . . . . . . . . . . . .      (23.1)         -         -          -       (23.1)     (15.0)
  Higher sales prices   . . . . . . . . . .       28.9          -         -          -        28.9       18.8
  Higher volumes  . . . . . . . . . . . . .        5.0          -         -          -         5.0        3.3
Higher crude and condensate sales prices  .        5.5          -         -          -         5.5        3.6
Lower salary and benefits expenses resulting
  from April 1995 personnel reductions  . .        1.5          .5        .3        1.5        3.8        2.5
Exploratory dry-hole costs  . . . . . . . .       (2.8)                   -          -        (2.8)      (1.8)
Proved-property impairments . . . . . . . .       (3.1)         -         -          -        (3.1)      (2.0)

Fiscal 1996 amortization of deferred
  gas contract restructuring proceeds   . .       (4.4)         -         -          -        (4.4)      (2.9)

Natural gas processing
  Higher NGL prices   . . . . . . . . . . .         -         43.0        -          -        43.0       28.0
  Higher feedstock costs    . . . . . . . .         -        (27.0)       -          -       (27.0)     (17.6)
  Other (principally expense reductions
    due to previous restructuring activities)       -          9.2        -          -         9.2        6.0
Gas gathering and marketing . . . . . . . .         -         10.3        -          -        10.3        6.7
Equity in earnings of MTBE plant partnership       -           1.7        -          -         1.7        1.1
Equity in earnings of
  fractionation plant partnership   . . . .         -          1.8        -          -         1.8        1.2
Real Estate--The Woodlands
  Gains from commercial property asset sales        -           -      (13.1)        -       (13.1)      (8.5)
  Other   . . . . . . . . . . . . . . . . .         -           -        3.3         -         3.3        2.1
Interest expense incurred . . . . . . . . .         -           -         -         6.5        6.5        4.2
Capitalized interest  . . . . . . . . . . .         -           -         -        (1.9)      (1.9)      (1.2)
Other, net  . . . . . . . . . . . . . . . .       (5.0)         -        (.7)       (.3)      (6.0)      (3.9)
Higher effective tax rate . . . . . . . . .         -           -         -          -          -        (2.7)
                                              --------       -----    ------     ------     ------     ------
                                                   2.5        39.5     (10.2)       5.8       37.6       21.9
                                              --------       -----    ------     ------     ------     ------
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEMS  .       37.8        73.0      34.8      (50.8)      94.8       61.7
                                              --------       -----    ------     ------     ------     ------
FISCAL 1997 UNUSUAL ITEMS--(see page 13,
  except where otherwise indicated)
Litigation provision (see page 9) . . . . .      (10.0)         -         -          -       (10.0)      (6.2)
Severance tax refunds . . . . . . . . . . .        5.9          -         -          -         5.9        3.7
Columbia Gas contract settlement proceeds .        3.5          -         -          -         3.5        2.1
Gains from sales of non-Woodlands properties        -           -        2.5         -         2.5        1.6
                                              --------       -----    ------     ------     ------     ------
                                                   (.6)         -        2.5         -         1.9        1.2
                                              --------       -----    ------     ------     ------     ------
FISCAL 1997 AMOUNTS AFTER UNUSUAL ITEMS . .   $   37.2       $73.0    $ 37.3     $(50.8)    $ 96.7     $ 62.9
                                              ========       =====    ======     ======     ======     ======

-------------------------

*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $37.8 million during fiscal 1997's first nine months were $2.5 million above the $35.3 million of the prior-year's comparable period, which benefitted through June 1995 from the premium-priced Natural contract. The contract buyout's $23.1 million negative period-to- period impact on operating earnings was more than offset, however, by fiscal 1997's higher market-sensitive gas prices.

NATURAL GAS - CONTRACT BUYOUT ($23.1 MILLION DECREASE). Effective with the contract buyout on July 1, 1995, the Company began receiving market-sensitive prices for approximately 80 MMcf per day of North Texas residue gas previously sold at a substantially higher contract price of $4.00 per MMBtu. As a result, North Texas gas sales revenues for the first five months of fiscal 1997 were substantially less than they had been in the prior-year period. The Company's realizations for its North Texas gas previously sold to Natural averaged $2.01 per MMBtu during the first five months of fiscal 1997, and consequently operating earnings on a period-to-period basis were lowered by $23.1 million.

NATURAL GAS - HIGHER SALES PRICES ($28.9 MILLION INCREASE). The Company's natural gas sales price averaged $2.29 per Mcf during the first nine months of fiscal 1997, 34% higher than the $1.71 realized during the comparable prior-year period on non-Natural-contract sales.

NATURAL GAS - HIGHER VOLUMES ($5.0 MILLION INCREASE). Natural gas sales volumes averaged 226.1 MMcf per day during the nine months ended October 31, 1996, up from 208.7 during the prior-year period. This increase resulted principally from the elimination of volume constraints imposed by the Natural contract and actions taken by the Company after it gained operational control of Natural's gathering system in July 1995.

HIGHER CRUDE AND CONDENSATE PRICES ($5.5 MILLION INCREASE). The average sales price for crude and condensate during fiscal 1997's first nine months was $20.78 per barrel, up 24% from the $16.81 of the corresponding prior-year period, improving operating earnings by $5.5 million.

HIGHER EXPLORATORY DRY-HOLE COSTS ($2.8 MILLION DECREASE). During the first nine months of fiscal 1997, the Company incurred $5.6 million in exploratory dry-hole costs, or $2.8 million more than during the same period of the prior year.

PROVED-PROPERTY IMPAIRMENTS ($3.1 MILLION DECREASE). Disappointing drilling results for one well and downward revisions in reserve estimates for others resulted in the recording of a $3.1 million impairment for one field in the Gulf of Mexico during fiscal 1997's first quarter. No such impairments occurred in the first nine months of fiscal 1996.

FISCAL 1996 AMORTIZATION OF DEFERRED GAS CONTRACT RESTRUCTURING PROCEEDS ($4.4 MILLION DECREASE). Prior to the buyout of the Natural contract effective July 1, 1995, certain deferred contract restructuring proceeds had been amortized. Although not increasing cash flows, such amortization added $4.4 million to operating earnings in the first nine months of fiscal 1996.

GAS SERVICES OVERVIEW

Gas services operating earnings before unusual items rose $39.5 million (to $73.0 million) during the first nine months of fiscal 1997 as gas processing and gas gathering and marketing earnings rose by $25.7 million and $10.3 million, respectively. Gas processing margins were much higher as NGL prices rose at a faster rate than natural gas feedstock costs. Also contributing substantially to the improved gas processing earnings were cost reductions resulting from the Company's restructuring efforts of the last two years. Price-related increases in onsystem and offsystem margins and restructuring-related expense reductions were the principal causes of the higher gas gathering and marketing earnings. Increased earnings from the Company's interests in fractionation and MTBE plant partnerships also added to the favorable Gas Services earnings comparisons.

NGL production volumes averaged 45,800 barrels per day, down from 47,000 in the prior-year period because of the December 1, 1995 sale of three plants which produced an average of 2,100 barrels per day in the fiscal 1996 period and the rejection and sale as natural gas of approximately 1,000 barrels per day of ethane during fiscal 1997's first six months. This was done to remove excessive quantities of carbon dioxide and thereby allow the NGL product pipeline's quality specifications to be met. With the installation of additional equipment at the Bridgeport plant in late July, the need to reject ethane was eliminated.

NATURAL GAS PROCESSING - HIGHER NGL PRICES ($43.0 MILLION INCREASE). The average price for NGLs produced during fiscal 1997's first nine months of $14.80 per barrel was $3.44 (30%) above the average for the corresponding prior-year period, increasing operating earnings by $43.0 million. NGL prices rose because of strong demand last winter and remained above the prior-year's level because of strong demand for chemical feedstocks and relatively low NGL storage levels.

NATURAL GAS PROCESSING - HIGHER FEEDSTOCK COSTS ($27.0 MILLION DECREASE). Feedstock costs consist primarily of amounts paid to the natural gas producers. Such amounts are based either on the value of natural gas consumed in processing under keep-whole agreements or on a percentage of the value of NGLs produced under percent-of-proceeds agreements. Accordingly, feedstock costs under keep-whole agreements vary directly with market-sensitive natural gas prices while costs under percentage-of-proceeds agreements vary directly with NGL prices. Largely because of higher prices for market-sensitive gas and NGLs, feedstock costs rose during the first nine months of fiscal 1997, lowering operating earnings by $27.0 million.

GAS GATHERING AND MARKETING ($10.3 MILLION INCREASE). Substantially better markets for natural gas during the fiscal 1997 period resulted in significant improvements in margins for the Company's onsystem and offsystem marketing activities. While some of this incremental profit should continue, a large portion of it resulted from unusual volatility in natural gas sales prices in the first and third quarters.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($1.7 MILLION INCREASE). During the first nine months of fiscal 1997, the Company's equity in the pretax earnings of this partnership totaled $5.9 million, or $1.7 million more than in the comparable prior-year period. The plant, which began producing in the summer of 1994, experienced start-up problems which extended into the first quarter of fiscal 1996. The plant's daily production averaged approximately 12,900 barrels during the first nine months of fiscal 1997. Third quarter volumes were lower because of an August turnaround for regular maintenance and an 18-day shut-down in September to correct an equipment problem that occurred during plant start-up after the turnaround.

EQUITY IN EARNINGS OF FRACTIONATION PLANT PARTNERSHIP ($1.8 MILLION INCREASE). The Company's equity in the earning of Gulf Coast Fractionators totaled $3.1 million during fiscal 1997's first nine months, or $1.8 million more than during the comparable prior-year period. This earnings improvement was primarily the result of higher revenues (due to increased throughput and per-unit fractionation fees) and lower operating costs.


REAL ESTATE OVERVIEW

Because of a $13.1 million reduction in gains from commercial property asset sales, real estate segment operating earnings (exclusive of unusual items) during the first nine months of fiscal 1997 of $34.8 million were $10.2 million less than was earned during the comparable fiscal 1996 period. Earnings from residential lot sales were up sharply, however, primarily because lot sales were at record levels in the fiscal 1997 period.

REAL ESTATE - THE WOODLANDS -- GAINS FROM COMMERCIAL PROPERTY ASSET SALES
($13.1 MILLION DECREASE). Gains totaling $7.2 million were recorded during the fiscal 1997 period from sales of commercial property assets (including $6.0 million in the third quarter). The most significant of these gains resulted from the October 1996 sale of retail properties to a partnership with Crescent Real Estate Equities that is 25% owned and managed by the Company. In the prior-year period, gains totaling $20.3 million were recorded, including a third quarter gain of $19.4 million in connection with the sale of the Company's 50% interest in a partnership that operated the cable television system in The Woodlands.

REAL ESTATE - THE WOODLANDS -- OTHER ($3.3 MILLION INCREASE). The Company sold 891 residential lots to builders during the first nine months of fiscal 1997, 177 (25%) more than in the corresponding period of the prior year. Builders in The Woodlands sold 858 new homes in the first three quarters of calendar 1996, the most for any nine-month period in the community's history. A strong Houston housing market, favorable interest rates for home buyers and the wide variety of lots available in The Woodlands were the primary factors contributing to this strong performance. The Company's average per-square-foot sales price for residential lots was 6% higher in the fiscal 1997 period.


OTHER

INTEREST EXPENSE INCURRED ($6.5 MILLION INCREASE). Interest expense incurred was $6.5 million lower during fiscal 1997's first nine months because of a $119 million decline in the average balance of outstanding debt. This occurred primarily because of paydowns using proceeds received from the Natural gas contract buyout (in July 1995 and February 1996) and proceeds realized from fiscal 1996 and 1997 property sales.

CAPITALIZED INTEREST ($1.9 MILLION DECREASE). Because of declines in the balances of energy and real estate assets subject to capitalization, $1.9 million less interest was capitalized during the fiscal 1997 period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1996
COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1995

The Company's results for the three-month periods ended October 31, 1996 and 1995--both before and after unusual items-- are summarized in the table which follows. Net earnings for the third quarter of fiscal 1997, which were reduced by $4.6 million in unusual items, were $18.9 million, compared with $10.1 million in the prior-year period, when unusual items reduced net earnings by $3.8 million.

     Excluding the unusual items, earnings for fiscal 1997's third quarter totaled $23.5 million, up 69% from the $13.9 million of the prior year's comparable period. Major contributors to this improvement included higher energy sales prices and volumes and improved margins for gas processing and gas gathering and marketing activities.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the three- month periods (in millions):

                                                Segment Operating Earnings
                                              -------------------------------
                                              Exploration
                                                  and         Gas       Real                Pretax        Net
                                              Production   Services    Estate    Other*    Earnings    Earnings
                                              ----------   --------    ------    ------    --------    --------
FISCAL 1996 AMOUNTS . . . . . . . . . . . .     $  1.3      $  1.4     $28.9     $(17.3)     $14.3       $10.1
                                                ------      ------    ------    -------     ------      ------
ELIMINATE IMPACT OF FISCAL 1996
  UNUSUAL ITEMS--(see page 13)
Loss from sale of NGL plants  . . . . . . .         -          7.1        -          -         7.1         4.4
Gain from sale of drilling rigs . . . . . .       (1.0)         -         -          -        (1.0)        (.6)
                                                ------      ------    ------    -------     ------      ------
                                                  (1.0)        7.1        -          -         6.1         3.8
                                                ------      ------    ------    -------     ------      ------
FISCAL 1996 AMOUNTS BEFORE UNUSUAL ITEMS  .         .3         8.5      28.9      (17.3)      20.4        13.9
                                                ------      ------    ------    -------     ------      ------
MAJOR INCREASES (DECREASES)
Natural gas
  Higher market-sensitive sales prices  . .       10.8          -         -          -        10.8         7.0
  Higher volumes  . . . . . . . . . . . . .        2.2          -         -          -         2.2         1.4
Higher crude and condensate sales prices  .        3.0          -         -          -         3.0         2.0
Higher exploratory dry-hole costs . . . . .       (2.4)         -         -          -        (2.4)       (1.6)
Natural gas processing
  NGL price   . . . . . . . . . . . . . . .         -         23.5        -          -        23.5        15.3
  Higher feedstock costs    . . . . . . . .         -        (10.3)       -          -       (10.3)       (6.7)
  Other (including expense reductions
    due to previous restructuring activities)       -          5.1        -          -         5.1         3.3
Gas gathering and marketing . . . . . . . .         -          2.3        -          -         2.3         1.5
Real Estate--The Woodlands
  Gains from commercial property
    asset sales (see page 19)   . . . . . .         -           -      (13.4)       -        (13.4)       (8.7)
  Other   . . . . . . . . . . . . . . . . .         -           -       (1.1)       -         (1.1)        (.7)
Interest expense incurred (see page 20) . .         -           -         -         2.0        2.0         1.3
Capitalized interest (see page 20)  . . . .         -           -         -         (.7)       (.7)        (.5)
Other
  SAR/Bonus unit expense accruals   . . . .        (.3)        (.3)      (.3)       (.4)      (1.3)        (.8)
  Miscellaneous   . . . . . . . . . . . . .       (1.9)        (.1)      (.4)      (1.2)      (3.6)       (2.3)
Higher effective tax rate . . . . . . . . .         -           -         -          -          -          (.9)
                                                ------      ------    ------    -------     ------      ------
                                                  11.4        20.2     (15.2)       (.3)      16.1         9.6
                                                ------      ------    ------    -------     ------      ------
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEMS  .       11.7        28.7      13.7      (17.6)      36.5        23.5
                                                ------      ------    ------    -------     ------      ------
FISCAL 1997 UNUSUAL ITEMS
Litigation provision (see page 9) . . . . .      (10.0)         -         -          -       (10.0)       (6.2)
Gains from sales of non-Woodlands
  assets (see page 13)  . . . . . . . . . .         -           -        2.5         -         2.5         1.6
                                                ------      ------    ------    -------     ------      ------
                                                 (10.0)         -        2.5         -        (7.5)       (4.6)
                                                ------      ------    ------    -------     ------      ------
FISCAL 1997 AMOUNTS AFTER UNUSUAL ITEMS . .     $  1.7      $ 28.7    $ 16.2    $ (17.6)    $ 29.0      $ 18.9
                                                ======      ======    ======    =======     ======      ======

-----------------------------------

*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Excluding unusual items, exploration and production segment operating earnings during fiscal 1997's third quarter of $11.7 million were $11.4 million above those of fiscal 1996's period. The quarter-to-quarter earnings improvement was largely the result of improved sales prices for natural gas and crude and condensate and higher natural gas production volumes.

NATURAL GAS - HIGHER SALES PRICES ($10.8 MILLION INCREASE). The Company's average natural gas sales price during the third quarter of fiscal 1997 was $2.21 per Mcf, or 33% higher than the $1.66 realized during the comparable period of the prior year.

NATURAL GAS - HIGHER VOLUMES ($2.2 MILLION INCREASE). Natural gas production volumes averaged 226.2 MMcf per day during fiscal 1997's third quarter, up from
194.2 MMcf per day during the third quarter of the prior year. This increase occurred both for the reasons discussed on page 18 and because the prior period's volumes were negatively impacted by a 23-day shutdown of North Texas production during October 1995 while Natural's interstate pipeline was down for maintenance.

HIGHER CRUDE AND CONDENSATE SALE PRICES ($3.0 MILLION INCREASE). The average sales price for crude and condensate during fiscal 1997's third quarter was $22.62 per barrel, 40% above the $16.18 of the corresponding prior-year period.

HIGHER EXPLORATORY DRY-HOLE COSTS ($2.4 MILLION DECREASE). Exploratory dry-hole costs during fiscal 1997's third quarter totaled $3.1 million, or $2.4 million more than was incurred in the comparable period of the prior year. Two Matagorda Bay wells accounted for $2.0 million of the current period's spending.

GAS SERVICES OVERVIEW

Gas services operating earnings before unusual items increased to $28.7 million from $8.5 million in last year's third quarter principally because of an $18.3 million increase in operating earnings of the gas processing segment. Margins were sharply higher in the fiscal 1997 period because per barrel NGL prices rose more rapidly than did natural gas feedstock costs. NGL production volumes averaged 47,200 barrels per day, up from 43,700 in the prior-year period when production was adversely impacted by a 23-day shutdown of the Bridgeport plant.

NATURAL GAS PROCESSING - NGL PRICE ($23.5 MILLION INCREASE). The average price for NGLs produced of $16.55 per barrel during fiscal 1997's third quarter was $5.40 (48%) above the average for the corresponding prior-year period, increasing operating earnings by $23.5 million.

NATURAL GAS PROCESSING - HIGHER FEEDSTOCK COSTS ($10.3 MILLION DECREASE). As discussed on page 19, higher market- sensitive gas and NGL prices during fiscal 1997's third quarter caused NGL feedstock costs to rise, lowering operating earnings by $10.3 million.

GAS GATHERING AND MARKETING ($2.3 MILLION INCREASE). Increased onsystem margins were the principal cause of the $2.3 million quarter-to-quarter increase in gas gathering and marketing operating earnings. These margins were favorably impacted by natural-gas-price-related rises in the per unit margins and increased volumes, particularly on the recently constructed, 45%-owned lean gas system whose throughput increased steadily during fiscal 1997 and by early December was nearing the system's capacity.


REAL ESTATE OVERVIEW

Almost exclusively because of the previously discussed reduction in gains from commercial property asset sales, real estate segment operating earnings (exclusive of unusual items) during fiscal 1997's third quarter were $15.2 million below the $28.9 million of the prior year's quarter. Although the pace of residential lot sales in The Woodlands slowed in the third quarter, fiscal 1997 annual sales should exceed 1,100 for the first time in the community's history.

                         Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             12      Computation of ratio of earnings to fixed charges

     (b) No reports were filed on Form 8-K during the three-month period ended October 31, 1996.

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






                                            MITCHELL ENERGY & DEVELOPMENT CORP.
                                            -----------------------------------
                                                       (Registrant)




Dated:  December 12, 1996                   By:      /s/ Philip S. Smith
                                            -----------------------------------
                                            Philip S. Smith
                                            Senior Vice President -
                                            Administration and Chief Financial
                                            Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  12          -  Computation of ratio of earnings to fixed charges

  27          -  Financial Data Schedule
