Form 10-K405
period 1997-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1997-04-01
CIK 311995

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by nonaffiliates of the registrant at
               February 28, 1997 was approximately $173,869,000.

            Shares of common stock outstanding at February 28, 1997:

                              Class A - 23,055,659

                              Class B - 28,787,047

                      DOCUMENTS INCORPORATED BY REFERENCE
        Portions of the following documents are incorporated by reference into the indicated parts of this report:

           Annual Report to Stockholders for the fiscal year ended
                      January 31, 1997 - Parts I and II.

          Definitive Proxy Statement to be filed within 120 days after
                          January 31, 1997 - Part III.

================================================================================

                                     PART I

ITEM 1 - BUSINESS

      Except for discussions of competition and insurance, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the fiscal year ended January 31, 1997 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                          PAGE
       --------------------------------------                                                   ------------
                                                                                                   Inside
       The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    Front Cover
       Energy Operations - Exploration and Production . . . . . . . . . . . . . . . . . . . .      7 - 13
       Energy Operations - Gas Services . . . . . . . . . . . . . . . . . . . . . . . . . . .      15 - 20
       Real Estate Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21 - 28
       Notes to Consolidated Financial Statements
          Note 10:  Segment Information . . . . . . . . . . . . . . . . . . . . . . . . . . .      55 - 57


Competition

       The Registrant is a holding company which conducts all of its operations through its subsidiaries, collectively referred to as "the Company." The Company is one of the nation's largest independent oil and gas producers and is a leading real estate developer in the Houston area.

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

       The Company owns or has interests in natural gas processing plants located in Texas and Oklahoma, and it ranked 16th in daily domestic NGL production in calendar 1995. The Company has fractionating equipment at several of its processing plants and also owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company participates in the downstream business through its one-third interest in a plant at Mont Belvieu, Texas that produces methyl tertiary butyl ether
(MTBE), an oxygenate used in the production of environmentally cleaner gasoline. This plant has a daily capacity of approximately 16,500 barrels.

       The Company owns or operates natural gas gathering systems located in Texas with an overall length of 6,200 miles. These systems operate in highly competitive local markets and intersect with numerous pipeline systems enabling the Company to buy, sell, transport and exchange gas with other pipeline operators.

       The Company's real estate activities are concentrated in The Woodlands, a 25,000-acre planned community with a population of more than 47,000. During each of the last seven years, The Woodlands ranked first among Houston's residential communities in new home sales. The Woodlands Mall, a million-square-foot regional shopping center, completed its second full year of operation in fiscal 1997. The mall has served as a catalyst for additional commercial land sales and has enhanced residential and commercial land values in The Woodlands. The number of residential communities competing for new home buyers in the Houston area is expected to increase, resulting in a reduced market share (based on the percentage of new homes sold) for the planned communities. However, with the related expansion in the size of the overall market, the Company anticipates that it will be able to increase its residential unit sales volume from the level achieved in recent years.

       The Company's operations have been and in the future may be affected in varying degree by general economic conditions and by laws and regulations, including restrictions on production, price controls, tax increases and environmental regulations. The Company's energy price realizations are often volatile and generally are affected both by domestic and world supply and demand conditions. Real estate sales, on the other hand, may be affected by available disposable income, interest rates, availability of financing and numerous other factors.

Insurance

       The Company's business is subject to all the operating risks normally associated with exploration and production of natural gas and oil; extraction of NGLs from natural gas streams; natural gas gathering and transportation; development of real estate and operation of commercial and recreational facilities. Such risks include well blow-out, fire and explosion, pollution, flood and other events which could result in the damage to or destruction of assets owned by the Company or third parties and the injury of employees and other persons. The Company, following practices customary within the industries in which it operates, purchases insurance coverage against most, but not all, of these operating risks as protection against financial loss and believes it is adequately insured against public liability claims and physical damage losses. Losses and liabilities, to the extent not covered by insurance, could reduce the Company's cash flows and increase its costs.

ITEM 2 - PROPERTIES

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Energy Operations - Exploration and Production . . . . . . . . . . . . . . . . . . . .     7 - 13
       Energy Operations - Gas Services . . . . . . . . . . . . . . . . . . . . . . . . . . .    15 - 20
       Real Estate Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21 - 28
       Operating Statistics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32
       Supplemental Oil and Gas Information . . . . . . . . . . . . . . . . . . . . . . . . .    61 - 64


OTHER OIL AND GAS RELATED DATA

       The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                                               Year Ended January 31
                                                                         ---------------------------------
                                                                           1997         1996        1995
                                                                         --------     --------    --------
Combined natural gas, crude oil and condensate
   production (thousand cubic feet per day)*  . . . . . . . . . .         261,000      249,000     252,000
Average production cost per
   equivalent thousand cubic feet   . . . . . . . . . . . . . . .           $ .69        $ .65       $ .70

---------------------------------------------
*Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas on a 6-to-1 basis.


UNDEVELOPED ACREAGE AT JANUARY 31, 1997                                                      Earliest Material
                                                                  Concentration                Expiration (a)
                                                           -----------------------------    -------------------
                                    Gross         Net                                 %       Net     Calendar
    Location                        Acres        Acres        County or Area        (b)      Acres      Year
    --------                       -------      -------    ---------------------    ----    -------   ---------
    Texas   . . . . . . . . .       159,600     104,600      North Texas              48     33,200     1997
    South Dakota  . . . . . .       84,100       24,100      Butte                   100      7,600     1998
    Ohio  . . . . . . . . . .       41,400       41,300      Lawrence                 85     14,600     1997
    Utah  . . . . . . . . . .       40,600       23,500      Uintah                  100     11,900     1997
    Michigan  . . . . . . . .       36,800       36,700      Eaton                    77      2,500     1997
    New Mexico  . . . . . . .       27,900       25,800      Lea                      71      4,900     1997
    Alabama   . . . . . . . .       30,400       14,000      Butler, Conecuh          72      6,100     1999
    Other (c)   . . . . . . .       38,500       22,700
                                  --------     --------
    Total undeveloped acreage       459,300     292,700
    Producing acreage   . . .       765,200     573,000
                                  ---------    --------
    Total acreage   . . . . .     1,224,500     865,700
                                  =========    ========

---------------------------
(a) Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c) Includes Arkansas, Colorado, Louisiana, Mississippi, Montana, Oklahoma and Wyoming.

DRILLING ACTIVITY (a)
For the year ended January 31

                                                Exploratory            Development             Total
                                             ------------------    ------------------    ------------------
    Well Completions               Total     Oil    Gas     Dry    Oil     Gas    Dry    Oil     Gas    Dry
-------------------------          -----     ---    ---     ---    ---     ---    ---    ---     ---    ---
Gross Wells - 1997
  North Texas   . . . . . . . .       73      11      1       8      1      48      4     12      49     12
  East Texas  . . . . . . . . .       23       -      -       1      -      21      1      -      21      2
  Gulf Coast  . . . . . . . . .       14       -      -       3      1      10      -      1      10      3
  West Texas  . . . . . . . . .       84       -      -       2     82       -      -     82       -      2
  Other   . . . . . . . . . . .       15       -      -       4      5       5      1      5       5      5
                                    ----      --     --      --    ---      --     --   ----     ---     --
    Total (b)   . . . . . . . .      209      11      1      18     89      84      6    100      85     24
                                     ===      ==     ==      ==     ==      ==     ==    ===      ==     ==

Net Wells
  1997  . . . . . . . . . . . .    119.1     6.1    1.0    12.1   22.0    74.2    3.7   28.1    75.2   15.8
                                   =====     ===    ===    ====   ====    ====    ===   ====    ====   ====
  1996  . . . . . . . . . . . .     94.7      .3    5.1     3.8    2.2    81.6    1.7    2.5    86.7    5.5
                                   =====    ====    ===    ====  =====    ====    ===   ====    ====  =====
  1995  . . . . . . . . . . . .    109.7     2.2    8.0     2.9   10.2    80.5    5.9   12.4    88.5    8.8
                                   =====    ====    ===    ====   ====    ====    ===   ====    ====  =====

---------------------------
(a) Excludes service wells.
(b) An additional 41 wells (24.8 net wells) were in the process of being drilled or completed on January 31, 1997.

ITEM 3 - LEGAL PROCEEDINGS

     See Note 7 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1997, no matter was submitted to a vote of security holders, either through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the executive officers of the Company as of March 1, 1997.

                                                                                                            Held a
                                                                                                           Position
                                                                                                           Continu-
                                                                                                             ously
        Name                                 Position                                    Age                 Since
        ----                                 --------                                    ---               ---------
George P. Mitchell             Chairman and Chief Executive Officer                       77                 1946

Bernard F. Clark               Vice Chairman                                              75                 1956

W. D. Stevens                  President and Chief Operating Officer                      62                 1994

Roger L. Galatas               Senior Vice President, Real Estate                         61                 1979

Philip S. Smith                Senior Vice President and Chief Financial Officer          60                 1980

Allen J. Tarbutton, Jr.        Senior Vice President, Gas Services                        58                 1974

Thomas P. Battle               Senior Vice President, Legal and Governmental              54                 1982
                               Affairs, General Counsel and Secretary

     All of the executive officers were elected at a Board of Directors meeting held on June 26, 1996 for a term of one year, or until their respective successors are qualified.

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

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Quarterly Stock Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39
                                                                                               Inside
       Corporate Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Back Cover

The numbers of holders of record of Class A Common Stock and of Class B Common Stock at February 28, 1997 were 2,080 and 2,069, respectively. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 7,000 holders of each class of its common stock.


ITEM 6 - SELECTED FINANCIAL DATA

       Information required by this item is incorporated by reference from pages 65 and 66 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information provided under the following captions: Revenues, earnings before extraordinary item and cumulative effect of change in accounting methods, net earnings, earnings per share before extraordinary item and cumulative effect of change in accounting method, net earnings per share, cash dividends per share, ratio of earnings to fixed charges, total assets and long-term debt for the fiscal years 1993 through 1997.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

       Information required by this item is incorporated by reference from pages 29 through 38 of the Annual Report to Stockholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .   40 - 43
       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   44 - 59
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .      60
       Supplemental Oil and Gas Information (unaudited) . . . . . . . . . . . . . . . . . . .   61 - 64
       Quarterly Financial Data (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .      39

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

       No Form 8-K was filed by the Registrant during its fiscal years ended January 31, 1997 and 1996 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 6 of this Form 10-K for information regarding Executive Officers of the Registrant.

ITEM 11 - EXECUTIVE COMPENSATION

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1997, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1997, under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1997, under the caption "Certain Transactions."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       CROSS REFERENCE TO APPLICABLE SECTIONS
          OF ANNUAL REPORT TO STOCKHOLDERS                                                        PAGE
       --------------------------------------                                                   --------
       Quarterly Financial Data (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .      39
       Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      40
       Consolidated Statements of Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .      41
       Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . . . .      42
       Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . .      43
       Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   44 - 59
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .      60
       Supplemental Oil and Gas Information (unaudited) . . . . . . . . . . . . . . . . . . .   61 - 64


FINANCIAL STATEMENT SCHEDULES

                                                                                                  Page
                                                                                                  ----
       Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .     S-1

       Schedule I -  Condensed Financial Information of the Registrant  . . . . . . . . . . .     S-2
                     at January 31, 1997 and 1996 and for the Years   . . . . . . . . . . . .     thru
                     Ended January 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . .     S-5

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

 3(b)         The Bylaws of Mitchell Energy & Development Corp. are incorporated as an exhibit to this report by reference to exhibit 3(b) of the annual report on Form 10-K dated January 31, 1996.

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

4(c)          The credit and reimbursement agreement dated as of April 8, 1996 among Mitchell Energy Corporation, as borrower, MND Energy Corporation, as guarantor, the several banks which are parties thereto and Chase
              Manhattan Bank, as administrative agent for the banks is incorporated as an exhibit to this report by reference to exhibit 4(c) of the annual report on Form 10-K dated January 31, 1996.  The first amendment to this agreement dated as of January 31, 1997 is attached hereto as exhibit 4(c).

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


10(c)         1995 Stock Option Plan is incorporated as an exhibit to this report by reference to File No. 333-06981.

10(d)         1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992.  The first amendment to such Plan effective as of June
              24, 1992 is incorporated as an exhibit to this report by reference to  exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993.  The second amendment, effective February 9, 1993, and the third amendment, effective January 18, 1996, to such Plan are incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1996.

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

10(h)         The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell.

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

10(m)         A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1996.

12            Computation of Ratio of Earnings to Fixed Charges.

13            Annual Report to Stockholders for the fiscal year ended January 31, 1997.

21            List of Subsidiaries as of January 31, 1997.

23            Consent of Independent Public Accountants.

27            Financial Data Schedule.

99(a)         Mitchell Energy & Development Corp. Thrift and Savings Plan - Annual
              Report on Form 11-K for the fiscal year ended January 31, 1997.

99(b)         MND Hospitality, Inc. Thrift and Savings Plan - Annual Report on Form 11-K
              for the fiscal year ended January 31, 1997.


REPORTS FILED ON FORM 8-K

       No reports were filed on Form 8-K during the quarter ended January 31, 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.

              /s/ George P. Mitchell                       March 25, 1997
--------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                  /s/ George P. Mitchell                                         March 25, 1997
------------------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer

                   /s/ Bernard F. Clark                                          March 25, 1997
-------------------------------------------------------------
          Bernard F. Clark, Vice Chairman

                    /s/ W. D. Stevens                                            March 25, 1997
------------------------------------------------------------
        W. D. Stevens, Director, President
            and Chief Operating Officer

                     /s/ Philip S. Smith                                         March 25, 1997
--------------------------------------------------------------
      Philip S. Smith, Senior Vice President -
      Administration, Chief Financial Officer
        and Principal Accounting Officer

                   /s/ Robert W. Baldwin                                         March 25, 1997
-----------------------------------------------------------
            Robert W. Baldwin, Director

                   /s/ William D. Eberle                                         March 25, 1997
------------------------------------------------------------
            William D. Eberle, Director

                  /s/ Shaker A. Khayatt                                          March 25, 1997
------------------------------------------------------------
            Shaker A. Khayatt, Director

                    /s/ Ben F. Love                                              March 25, 1997
-------------------------------------------------------------
               Ben F. Love, Director

                   /s/ Walter A. Lubanko                                         March 25, 1997
-----------------------------------------------------------
            Walter A. Lubanko, Director

                    /s/ J. Todd Mitchell                                         March 25, 1997
------------------------------------------------------------
             J. Todd Mitchell, Director


------------------------------------------------------------
             M. Kent Mitchell, Director

              /s/ Constantine S. Nicandros                                       March 25, 1997
-----------------------------------------------------------
           Constantine S. Nicandros, Director

               /s/ Raymond L. Watson                                             March 25, 1997
---------------------------------------------------------
            Raymond L. Watson, Director

               /s/ J. McDonald Williams                                          March 25, 1997
----------------------------------------------------------
           J. McDonald Williams, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mitchell Energy & Development Corp.:


       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Mitchell Energy & Development Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 14, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 on page 8 is the responsibility of the Company's management and is presented for purposes of complying with rules of the Securities and Exchange Commission, and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                        ARTHUR ANDERSEN LLP

Houston, Texas
March 14, 1997

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================
                      Mitchell Energy & Development Corp.
                            CONDENSED BALANCE SHEETS
                           January 31, 1997 and 1996

                                 (in thousands)


                                                                                    1997             1996
                                                                                 ----------       ----------
      ASSETS
      Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   48,644       $       85
      Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .         1,362            1,490
      Investment in consolidated subsidiaries,
        at cost plus equity in undistributed earnings   . . . . . . . . . . .       545,068          477,118
      Advances to subsidiaries  . . . . . . . . . . . . . . . . . . . . . . .       672,448          715,472
      Trust fund for nonqualified retirement benefits . . . . . . . . . . . .        11,251                -
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .         2,881            3,635
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           157              182
                                                                                 ----------       ----------
                                                                                 $1,281,811       $1,197,982
                                                                                 ==========       ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current maturities of long-term debt (repaid on February 18, 1997)  . .    $  100,000       $      -
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .        22,543           12,287
      Long-term debt (Note C) . . . . . . . . . . . . . . . . . . . . . . . .       600,000          700,000
      Deferred credits and other liabilities  . . . . . . . . . . . . . . . .         3,981            3,792
      Commitments and contingencies (Note D)
      Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .       555,287          481,903
                                                                                 ----------       ----------
                                                                                 $1,281,811       $1,197,982
                                                                                 ==========       ==========

================================================================================
                      Mitchell Energy & Development Corp.
                        CONDENSED STATEMENTS OF EARNINGS
              For the Years Ended January 31, 1997, 1996 and 1995
                    (in thousands, except per-share amounts)


                                                                        1997           1996           1995
                                                                      --------       --------       --------
      EQUITY IN NET EARNINGS OF SUBSIDIARIES  . . . . . . . . . . .   $102,400        $37,480        $45,785
                                                                       -------         ------         ------

      OTHER (INCOME) EXPENSE
      Interest expense - third parties  . . . . . . . . . . . . . .     53,931         54,076         55,597
      Interest income on subsidiary advances  . . . . . . . . . . .    (54,846)       (54,782)       (56,353)

      General and administrative expense (Note E) . . . . . . . . .        -              -              -
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .       (674)         1,010            524

      Income taxes (Note B) . . . . . . . . . . . . . . . . . . . .        763             47            203
                                                                      --------      ---------       --------
                                                                          (826)           351           (29)
                                                                      --------       --------       --------
      NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . .   $103,226        $37,129        $45,814
                                                                       =======         ======         ======

      EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . .      $1.99           $.71           $.87
                                                                          ====            ===            ===

____________________________________________________________
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================

                      Mitchell Energy & Development Corp.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended January 31, 1997, 1996 and 1995

                                 (in thousands)


                                                                            1997           1996           1995
                                                                          --------       --------       --------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $103,226       $ 37,129        $45,814
Adjustments to reconcile net earnings
   to cash provided by operating activities
    Equity in net earnings of subsidiaries  . . . . . . . . . . . . . .   (102,400)       (37,480)       (45,785)
    Dividends from consolidated subsidiaries  . . . . . . . . . . . . .     35,000         30,000         30,000
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         39          1,154          1,939
    Changes in operating assets and liabilities . . . . . . . . . . . .     10,384          3,452         (5,758)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        972          1,295            457
                                                                          --------       --------       --------
   Cash provided by operating activities  . . . . . . . . . . . . . . .     47,221         35,550         26,667
                                                                          --------       --------       --------

INVESTING ACTIVITIES
Investments in subsidiaries . . . . . . . . . . . . . . . . . . . . . .       (550)          (600)        (2,500)

Advances (to) from subsidiaries, net  . . . . . . . . . . . . . . . . .     43,024         (4,880)       216,646

Funding of trust for nonqualified retirement benefits . . . . . . . . .    (11,251)            -              -

Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25)           (25)            -
                                                                          --------       --------        -------
   Cash provided by (used for) investing activities . . . . . . . . . .     31,198         (5,505)       214,146
                                                                          --------        -------        -------

FINANCING ACTIVITIES
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -              -         (200,000)
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,342)       (26,421)       (26,738)

Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . .     (3,917)        (4,227)        (7,635)

Other (including debt prepayment premium of $6,420 in 1995) . . . . . .        399            338         (6,376)
                                                                          --------       --------       --------
   Cash used for financing activities . . . . . . . . . . . . . . . . .    (29,860)       (30,310)      (240,749)
                                                                          --------        -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .     48,559           (265)            64

CASH AND CASH EQUIVALENTS, beginning of year  . . . . . . . . . . . . .         85            350            286
                                                                          --------       --------      ---------
CASH AND CASH EQUIVALENTS, end of year  . . . . . . . . . . . . . . . .   $ 48,644       $     85      $     350
                                                                          ========       ========      =========



___________________________
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================

                      Mitchell Energy & Development Corp.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


(A) General. The accompanying condensed financial statements of Mitchell Energy & Development Corp. (MEDC) should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Stockholders of Mitchell Energy & Development Corp. and subsidiaries (the Company) for fiscal 1997, which is filed as an exhibit to this annual report on Form 10-K. For information regarding the components of and an analysis of the activity in stockholders' equity, refer to the Consolidated Statements of Stockholders' Equity included in the Company's Annual Report to Stockholders. For information regarding the Company's stock option and bonus unit plans, see Note 11 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.

(B) Income Taxes. Deferred income taxes are provided on temporary differences between the book and tax bases of MEDC's assets and liabilities. MEDC is included in the consolidated tax return of the Company. As the parent company, MEDC allocates to its subsidiaries amounts equal to the income taxes that the subsidiaries would pay or receive as a refund if separate returns were filed.

(C) Long-term Debt. A summary of outstanding long-term debt at January 31, 1997 and 1996 follows (in thousands):

      UNSECURED SENIOR NOTES                                                          1997          1996
                                                                                    --------      --------
      5.10%, repaid on February 18, 1997  . . . . . . . . . . . . . . . . . . . .   $100,000      $100,000
      8%, due July 15, 1999   . . . . . . . . . . . . . . . . . . . . . . . . . .    100,000       100,000
      9 1/4%, due January 15, 2002  . . . . . . . . . . . . . . . . . . . . . . .    250,000       250,000
      6 3/4%, due February 15, 2004   . . . . . . . . . . . . . . . . . . . . . .    250,000       250,000
                                                                                     -------       -------
                                                                                     700,000       700,000
      Less - Current maturities   . . . . . . . . . . . . . . . . . . . . . . . .    100,000           -
                                                                                     -------     ---------
                                                                                    $600,000      $700,000
                                                                                     =======       =======

     The Company's senior notes have no sinking fund requirements and are not redeemable prior to their respective maturity dates. The senior note indentures contain certain restrictions which, among other things, limit cash dividend payments and additional borrowings, restrict the sale or lease of certain assets and limit MEDC's right to consolidate or merge with other companies. Retained earnings available for the payment of cash dividends totaled $251,664,000 at January 31, 1997.

(D) Debt Guarantees. At January 31, 1997, MEDC was contingently liable for the repayment of $3,640,000 in outstanding debt of an equity investee of one of its subsidiaries. Also, MEDC was contingently liable at that date as the guarantor of approximately $10,400,000 in outstanding bonds of a nonprofit institution located in The Woodlands.

     In April 1996 in connection with the execution by a subsidiary of an agreement with a group of banks for a facility to provide letters of credit to collateralize appeals bonds in connection with certain litigation, MEDC guaranteed the repayment of amounts, if any, ultimately drawn for letters of credit issued under this facility. During August 1996, letters of credit of $184,300,000 were issued by banks supporting a $224,850,000 supersedeas bond that was filed in connection with an appeal of a $204,000,000 judgement in that litigation. See Note 7 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders for further information concerning this matter.

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================

(E) General and Administrative Expense Allocation. General and administrative expense in the Condensed Statements of Earnings is net of amounts charged to subsidiaries of $38,664,000; $44,821,000 and $42,225,000 in fiscal 1997, 1996 and 1995. The fiscal 1996 expense includes personnel reduction program costs of $5,665,000. The charges to the subsidiaries are based on their estimated use of accounting, legal, information systems and other services provided by MEDC which are managed on a companywide basis.

(F) Statements of Cash Flows. Short-term investments with a maturity of three months or less are considered to be cash equivalents. Interest paid totaled $53,100,000; $53,100,000 and $55,180,000 during the years ended January 31,
1997, 1996 and 1995. Income taxes paid during these same periods totaled $9,988,000; $21,634,000 and $6,877,000. There were no significant non-cash investing or financing activities during the three-year period ended January 31,1997.

(G) Financial Instruments. Based on quoted market prices, the aggregate fair value of MEDC's senior notes was $711,000,000 at January 31, 1997 (compared with an aggregate balance sheet carrying value of $700,000,000). The carrying amounts of MEDC's other on-balance-sheet financial instruments approximate their fair values. The aggregate cost to terminate MEDC's off-balance-sheet financial instruments is not material. MEDC has no direct involvement with derivative financial instruments.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                             EXHIBITS TO FORM 10-K



                   For the Fiscal Year Ended January 31, 1997

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                               INDEX TO EXHIBITS


 Exhibit
 Number                                               Description
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

  3(b)              The Bylaws of Mitchell Energy & Development Corp are incorporated as an exhibit to this report by reference to exhibit 3(b) of the annual report on Form 10-K dated January 31, 1996.

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

  4(c)              The credit and reimbursement agreement dated as of April 8, 1996 among Mitchell Energy Corporation, as borrower, MND Energy Corporation, as guarantor, the several banks which are parties thereto and
                    Chemical Bank, as administrative agent for the banks is incorporated as an exhibit to this report by reference to exhibit 4(c) of the annual report on Form 10-K dated January 31, 1996.  The first amendment to this agreement dated as of January 31, 1997 is attached hereto as exhibit 4(c).

  10(a)             Long Term Incentive and 1979 Nonqualified Stock Option Plan, as amended through the seventh amendment, is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1992.  The Eighth Amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(b) of the annual report on Form 10-K dated January
                    31, 1993

 Exhibit
 Number                                                 Description
 -------                                          -----------------------
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

  10(c)             1995 Stock Option Plan is incorporated as an exhibit to this report by reference to File No. 333-
                    06981.

  10(d)             1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992.  The first amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to  exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993.  The second amendment, effective February 9,
                    1993, and the third amendment, effective January 18, 1996, to such Plan are incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January
                    31, 1996.

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

  10(h)             The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P.
                    Mitchell.

  10(i)             Employment agreement between the Registrant and W. D. Stevens dated January 3, 1994 is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated
                    January 31, 1994.

 Exhibit
 Number                                                    Description
 -------                                            -----------------------
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

  10(m)             A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1996.

  12                Computation of Ratio of Earnings to Fixed Charges

  13                Annual Report to Stockholders for the fiscal year ended
                    January 31, 1997

  21                List of Subsidiaries as of January 31, 1997

  23                Consent of Independent Public Accountants

  27                Financial Data Schedule

  99(a)             Mitchell Energy & Development Corp. Thrift and Savings
                    Plan - Annual Report on Form 11-K for the fiscal year ended January 31, 1997

  99(b) MND Hospitality, Inc. Thrift and Savings Plan - Annual Report on Form 11-K for the fiscal year ended January 31, 1997