Form 10-K405/A
period 1997-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1997-06-03
CIK 311995

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

================================================================================

                                  FORM 10-K/A
                                AMENDMENT NO. 1


         The undersigned registrant hereby amends Exhibits No.s 99(a) and 99(b) to its annual report on Form 10-K for the year ended January 31, 1997 as set forth in the pages attached hereto:

         Exhibit 99(a) - Form 11-K for the year ended January 31, 1997 for the Mitchell Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.

         Exhibit 99(b) - Form 11-K for the year ended January 31, 1997 for the MND Hospitality, Inc. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Mitchell Energy & Development Corp.
                                 -----------------------------------
                                           (Registrant)


                                 By:            /s/ Philip S. Smith
                                    -------------------------------------------
                                     Philip S. Smith
                                     Senior Vice President - Administration
                                     Chief Financial Officer and
                                     Principal Accounting Officer



Date:  June 2, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
99(a) -    Form 11-K for the year ended January 31, 1997 for the Mitchell
           Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public
           Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.

99(b) -    Form 11-K for the year ended January 31, 1997 for the MND
           Hospitality, Inc. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.