Form 10-Q
period 1997-04-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1997-06-03
CIK 311995

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED APRIL 30, 1997

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-6959



                      MITCHELL ENERGY & DEVELOPMENT CORP.
               (Exact name of registrant as specified in charter)



                  TEXAS                              74-1032912
      (State of incorporation)           (I.R.S. Employer Identification No.)


         2001 TIMBERLOCH PLACE                         77380
         THE WOODLANDS, TEXAS                        (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:   (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  x     No
                                             ---       ---

              Shares of common stock outstanding at May 31, 1997:
                       Class A . . . . . . . . 23,055,658
                       Class B . . . . . . . . 28,798,779

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





DEFINITIONS.   As used herein, "MMBtu" means million British thermal units,
"Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1997" and "fiscal 1998" refer, respectively, to the 12-month periods ended January 31, 1997 and 1998 and "DD&A" means depreciation, depletion and amortization. Pipeline throughput volumes are based on average energy content of 1,000 Btu per cubic foot. Where applicable, NGL volume, price and reserve information includes equity partnership interests.

                         Part I - Financial Information




ITEM 1.  FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments - which include only normal and recurring adjustments - necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Fiscal 1997 Annual Report and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)

                                                                                APRIL 30,         January 31,
                                                                                  1997               1997
                                                                              ------------        -----------
ASSETS                                                                         (unaudited)
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .     $   57,635          $   79,681
Trade receivables, net of allowance for doubtful accounts of $856 and $807        88,207             155,551
Gas contract buyout proceeds receivable . . . . . . . . . . . . . . . . .            -                91,000
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,576              11,354
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,235              11,180
                                                                              ----------          ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .        165,653             348,766
                                                                              ----------          ----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreci-
  ation, depletion and amortization of $1,350,082 and $1,337,041
Exploration and production
  Oil and gas properties  . . . . . . . . . . . . . . . . . . . . . . . .        546,477             537,992
  Support equipment and facilities  . . . . . . . . . . . . . . . . . . .         20,029              22,485
Gas services (including investments in equity partnerships) (Note 2)
  Natural gas processing  . . . . . . . . . . . . . . . . . . . . . . . .         70,792              69,658
  Natural gas gathering . . . . . . . . . . . . . . . . . . . . . . . . .         97,911              94,499
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,944              42,634
Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,714               8,661
                                                                              ----------          ----------
                                                                                 790,867             775,929
                                                                              ----------          ----------
REAL ESTATE
The Woodlands
  Land development  . . . . . . . . . . . . . . . . . . . . . . . . . . .        510,039             509,069
  Commercial properties (100% owned)  . . . . . . . . . . . . . . . . . .         83,465              80,515
  Equity investments and property management  . . . . . . . . . . . . . .         26,393              26,307
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16               3,043
                                                                              ----------          ----------
                                                                                 619,913             618,934
Other properties (primarily held for disposal)  . . . . . . . . . . . . .         30,644              30,887
                                                                              ----------          ----------
                                                                                 650,557             649,821
                                                                              ----------          ----------
OTHER ASSETS
Real estate notes and contracts receivable  . . . . . . . . . . . . . . .         36,966              37,092
Long-term investments and other . . . . . . . . . . . . . . . . . . . . .         42,367              41,108
                                                                              ----------          ----------
                                                                                  79,333              78,200
                                                                              ----------          ----------
                                                                              $1,686,410          $1,852,716
                                                                              ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt  . . . . . . . . . . . . . . . . .       $      -            $  100,000
Oil and gas proceeds payable  . . . . . . . . . . . . . . . . . . . . . .         85,225             141,076
Accounts payable and accrued liabilities  . . . . . . . . . . . . . . . .        125,861             141,141
                                                                              ----------          ----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .        211,086             382,217
                                                                              ----------          ----------
LONG-TERM DEBT (Note 3)
Energy operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .        212,546             206,672
Real estate operations  . . . . . . . . . . . . . . . . . . . . . . . . .        388,548             394,599
                                                                              ----------          ----------
                                                                                 601,094             601,271
                                                                              ----------          ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        234,547             227,875
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,661              18,421
Retirement obligations and other  . . . . . . . . . . . . . . . . . . . .         64,289              67,645
                                                                              ----------          ----------
                                                                                 315,497             313,941
                                                                              ----------          ----------
COMMITMENTS AND CONTINGENCIES (Notes 2, 5 and 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) . . . .          5,386               5,386
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .        143,372             143,343
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        438,479             435,165
Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .        (28,504)            (28,607)
                                                                              ----------          ----------
                                                                                 558,733             555,287
                                                                              ----------          ----------
                                                                              $1,686,410          $1,852,716
                                                                              ==========          ==========


-----------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands except per-share amounts)




                                                                          Three Months Ended
                                                                               April 30
                                                                       ------------------------
                                                                         1997           1996
                                                                       ---------      ---------
REVENUES
Exploration and production  . . . . . . . . . . . . . . . . . . . .    $  60,311      $  61,552
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . . . .      109,420        137,529
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,145         38,272

                                                                       ---------      ---------
                                                                         206,876        237,353

                                                                       ---------      ---------

OPERATING COSTS AND EXPENSES
Exploration and production, including litigation
  provision of $7,000 in 1997 (Note 5)  . . . . . . . . . . . . . .       51,084         41,909
Gas services  . . . . . . . . . . . . . . . . . . . . . . . . . . .       92,388        114,779
Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,910         28,577

                                                                       ---------      ---------
                                                                         169,382        185,265

                                                                       ---------      ---------

SEGMENT OPERATING EARNINGS (Note 7) . . . . . . . . . . . . . . . .       37,494         52,088
General and administrative expense  . . . . . . . . . . . . . . . .        9,153          9,112

                                                                       ---------      ---------
TOTAL OPERATING EARNINGS  . . . . . . . . . . . . . . . . . . . . .       28,341         42,976

                                                                       ---------      ---------

OTHER EXPENSE
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .       12,136         14,164
Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . .       (6,690)        (6,385)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,384)          (423)

                                                                       ---------      ---------
                                                                           3,062          7,356

                                                                       ---------      ---------

EARNINGS BEFORE INCOME TAXES    . . . . . . . . . . . . . . . . . .       25,279         35,620

INCOME TAXES (Note 4) . . . . . . . . . . . . . . . . . . . . . . .        8,802         12,371

                                                                       ---------      ---------
NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  16,477      $  23,249
                                                                       =========      =========


EARNINGS PER SHARE  . . . . . . . . . . . . . . . . . . . . . . . .    $     .32      $     .45
                                                                       =========      =========

AVERAGE COMMON SHARES OUTSTANDING   . . . . . . . . . . . . . . . .       51,845         52,045
                                                                       =========      =========

-----------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                    For the Three Months Ended April 30,1997
                         (dollar amounts in thousands)



                                                                   Additional
                                                          Common     Paid-In     Retained   Treasury
DOLLAR AMOUNTS                                            Stock     Capital      Earnings     Stock       Total
--------------                                           -------   ---------     --------   --------     --------
BALANCE, JANUARY 31, 1997   . . . . . . . . . . . . .    $5,386     $143,343     $435,165   $(28,607)    $555,287

Net earnings  . . . . . . . . . . . . . . . . . . . .       -            -         16,477        -         16,477

Cash dividends declared (24 cents per share on
   Class A and 26 1/2 cents per share on Class B) . .       -            -        (13,163)       -        (13,163)

Exercises of stock options  . . . . . . . . . . . . .       -             29          -          103          132

                                                         ------     --------     --------   --------     --------
BALANCE, APRIL 30, 1997   . . . . . . . . . . . . . .    $5,386     $143,372     $438,479   $(28,504)    $558,733
                                                         ======     ========     ========   ========     ========





                 ===========================================




                                                          Common Stock Issued                 Treasury Stock
                                                      --------------------------          ----------------------
SHARE AMOUNTS                                           Class A         Class B           Class A       Class B
-------------                                         -----------     ----------          ---------    ---------
BALANCE, JANUARY 31, 1997   . . . . . . . . . . . . .  23,978,088     29,878,088            922,429    1,092,958

Exercises of stock options  . . . . . . . . . . . . .         -              -                  -         (7,250)

Other . . . . . . . . . . . . . . . . . . . . . . . .          (1)            (1)               -            -

                                                       ----------     ----------          ---------    ---------
BALANCE, APRIL 30, 1997   . . . . . . . . . . . . . .  23,978,087     29,878,087            922,429    1,085,708
                                                       ==========     ==========          =========    =========

--------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                           Three Months Ended
                                                                                April 30
                                                                        ------------------------
                                                                          1997            1996
                                                                        ---------       --------
OPERATING ACTIVITIES
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  16,477      $  23,249
Adjustments to reconcile net earnings
    to cash provided by operating activities
     Depreciation, depletion and amortization   . . . . . . . . . .        26,088         28,690
     Exploration expenses, including dry-hole costs   . . . . . . .         2,421          2,537
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . .         6,672          9,128
     Cost of land sold  . . . . . . . . . . . . . . . . . . . . . .         9,780          9,060
     Residential land development costs, net of reimbursements  . .        (1,870)        (3,933)
     Distributions in excess of earnings of equity investees  . . .           653          3,460
     Gains from sales of properties   . . . . . . . . . . . . . . .        (2,928)          (973)
     Litigation provision   . . . . . . . . . . . . . . . . . . . .         7,000             -
     Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .        (3,040)         1,296
                                                                       ----------      ---------
                                                                           61,253         72,514
     Changes in operating assets and liabilities  . . . . . . . . .        79,874         78,830
                                                                       ----------      ---------
     Cash provided by operating activities  . . . . . . . . . . . .       141,127        151,344
                                                                       ----------      ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis . . . . . . . . . . . . . . . . . . . . .       (55,989)       (45,356)
   Residential land development costs deducted above  . . . . . . .         1,870          3,933
   Adjustment to cash basis . . . . . . . . . . . . . . . . . . . .        (9,435)        (7,570)
                                                                       ----------      ---------
                                                                          (63,554)       (48,993)
Proceeds from sales of real estate properties . . . . . . . . . . .         2,104          9,125
Proceeds from sales of property, plant and equipment  . . . . . . .         4,419          4,779
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           870            193
                                                                       ----------      ---------
     Cash used for investing activities   . . . . . . . . . . . . .       (56,161)       (34,896)
                                                                       ----------      ---------

FINANCING ACTIVITIES
Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . .      (100,177)       (80,185)
Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,581)        (6,608)
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . .           -           (3,094)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (254)          (574)
                                                                       ----------      ---------
     Cash used for financing activities   . . . . . . . . . . . . .      (107,012)       (90,461)
                                                                       ----------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . .       (22,046)        25,987
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . .        79,681         21,336
                                                                       ----------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . .    $   57,635      $  47,323
                                                                       ==========      =========

--------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1997


(1)  ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities.

     The Company's exploration and production activities are accounted for using the "successful efforts" method. Impairment computations for proved oil and gas properties are made on a field-by-field basis as conditions warrant. Charges for such impairments, which are included in DD&A expense, totaled none and $3,068,000 for the three-month periods ended April 30, 1997 and 1996.

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

     In March 1997, Statement of Financial Accounting Standards (SFAS) Nos. 128 and 129 were issued which must be adopted by the Company during the fourth quarter of fiscal 1998. SFAS No. 128, "Earnings Per Share," will require the Company to disclose basic and diluted earnings per share information. Since the dilutive impact of its only common stock equivalent - employee stock options - historically has been less than 3%, the Company previously was not required to make fully diluted earnings per share disclosures. SFAS No. 129, "Disclosure of Information About Capital Structure," requires entities that issue securities other than ordinary common stock to make specified disclosures. Since the Company's issued stock consists solely of common stock, this statement will have little, if any, impact on its financial statements.

(2)  EQUITY INVESTMENTS
During fiscal 1998 and 1997, the Company's principal partnership interests included the following:

                                                          Ownership
                                                          Percentage                   Nature of Operations
                                                          ----------         ---------------------------------------
GAS SERVICES
Austin Chalk Natural Gas Marketing Services                    45            Natural gas marketing
Belvieu Environmental Fuels                                  33.33           Production of MTBE
C&L Processors Partnership                                     50            Natural gas processing
Ferguson-Burleson County Gas Gathering System                  45            Natural gas gathering
Gulf Coast Fractionators                                     38.75           Fractionation of natural gas liquids
Louisiana Chalk Gathering System                               50            Natural gas gathering
U. P. Bryan Plant                                              45            Natural gas processing

REAL ESTATE
Grogan's Mill Apartments                                       50            Apartments in The Woodlands
Mitchell Mortgage Company, LLC (after sale
  by the Company of a 51% interest in December 1996)           49            Mortgage lending
The Woodlands Mall Associates                                  50            Regional mall in The Woodlands
Woodlands Office Equities - '95 Limited                        25            Office buildings in The Woodlands
Woodlands Retail Equities - '96 Limited                        25            Retail properties in The Woodlands
Lake Catamount Joint Venture (sold in October 1996)            50            Colorado land

     The Company's net investment in each of these entities is included in the applicable caption of property, plant and equipment or real estate. The Company's equity in their pretax earnings is included in the applicable revenues caption of the consolidated statements of earnings and its equity in their pretax losses is included in the applicable operating costs and expenses caption.

     A summary of the Company's net investments in partnerships at April 30, 1997 and January 31, 1997 and its equity in their pretax earnings (losses) for the three-month periods ended April 30, 1997 and 1996 follows (in thousands):

                                                                                                Equity in Pretax
                                                                     Net Investment             Earnings (Losses)
                                                              --------------------------    -------------------------
                                                                April 30,    January 31,    April 30,      April 30,
                                                                  1997          1997           1997           1996
                                                              -----------   ------------    -----------    ----------
GAS SERVICES
Austin Chalk Natural Gas Marketing Services . . . . . . .       $  1,968      $  2,014        $  (46)      $   (884)
Belvieu Environmental Fuels . . . . . . . . . . . . . . .         34,118        31,174         2,944          2,646
C&L Processors Partnership  . . . . . . . . . . . . . . .         22,059        21,433           626            796
Ferguson-Burleson County Gas Gathering System . . . . . .         49,847        53,164         1,183          2,639
Gulf Coast Fractionators  . . . . . . . . . . . . . . . .         10,986         9,593         1,393          1,425
Louisiana Chalk Gathering System
   (system currently under construction)  . . . . . . . .          9,634         4,754            -              -
U.P. Bryan Plant  . . . . . . . . . . . . . . . . . . . .          7,280         6,973         1,335          2,244
Others  . . . . . . . . . . . . . . . . . . . . . . . . .            139           162            -              28
                                                                --------      --------        ------       --------
                                                                $136,031      $129,267        $7,435       $  8,894
                                                                ========      ========        ======       ========

REAL ESTATE
Grogan's Mill Apartments  . . . . . . . . . . . . . . . .       $  1,134      $  1,160        $  (26)      $     51
Mitchell Mortgage Company, LLC
   (formed in December 1996)  . . . . . . . . . . . . . .            958         1,089            58             -
The Woodlands Mall Associates . . . . . . . . . . . . . .          3,364         4,218           (54)           124
Woodlands Office Equities - '95 Limited . . . . . . . . .         11,495        11,514           224            131
Woodlands Retail Equities - '96 Limited
   (formed during fiscal 1997)  . . . . . . . . . . . . .          5,281         5,252           146             -
Others (which own commercial properties in The
   Woodlands) . . . . . . . . . . . . . . . . . . . . . .          1,190         1,183           276            215
Lake Catamount Joint Venture (sold in October 1996) . . .             -             -             -             (11)
                                                                --------      --------        ------       --------
                                                                $ 23,422      $ 24,416        $  624       $    510
                                                                ========      ========        ======       ========

     Financial statement information is generally reported on a one-month lag for entities accounted for on the equity method. Summarized earnings information (on a 100% basis for these entities) for the three-month periods ended April 30, 1997 and 1996 follows (in thousands):


                                                                            1997            1996
                                                                          --------        --------
           Revenues . . . . . . . . . . . . . . . . . . . . . . . . .     $228,518        $185,872
           Operating earnings . . . . . . . . . . . . . . . . . . . .       26,674          30,042
           Pretax earnings (before interest expense for those
             entities whose activities are funded by capital
             contributions of the owners) . . . . . . . . . . . . . .       19,111          21,420

     The construction of certain of these partnerships' properties was funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning the debt of these entities to third parties at April 30, 1997 and January 31, 1997 and the Company's proportionate share of such debt at April 30, 1997 is summarized as follows (in thousands):

                                                       Entity Total             April 30, 1997 - Company's Share
                                                 -------------------------     ----------------------------------
                                                 April 30,     January 31,                     Non-
                                                  1997           1997           Recourse     Recourse     Total
                                                 ----------    -----------      --------     --------   ---------
GAS SERVICES ACTIVITIES
Belvieu Environmental Fuels . . . . . . . . .      $127,111      $136,889        $ 6,667     $ 35,703    $ 42,370
C&L Processors Partnership  . . . . . . . . .        66,709        71,209         18,012       15,343      33,355
Gulf Coast Fractionators  . . . . . . . . . .        58,375        61,750          2,465       20,155      22,620
                                                   --------      --------        -------     --------    --------
                                                    252,195       269,848         27,144       71,201      98,345
                                                   --------      --------        -------     --------    --------

REAL ESTATE ACTIVITIES
Grogan's Mill Apartments  . . . . . . . . . .        19,527        18,392             -         9,764       9,764
Mitchell Mortgage Company, LLC  . . . . . . .        23,158        21,258             -        11,347      11,347
The Woodlands Mall Associates . . . . . . . .        65,000        65,000             -        32,500      32,500
Woodlands Office Equities B'95 Limited  . . .        12,338        12,411          1,851        1,234       3,085
Others (which own commercial
  properties in The Woodlands)  . . . . . . .        37,293        37,410          2,220       15,238      17,458
                                                   --------      --------        -------     --------    --------
                                                    157,316       154,471          4,071       70,083      74,154
                                                   --------      --------        -------     --------    --------
                                                   $409,511      $424,319        $31,215     $141,284    $172,499
                                                   ========      ========        =======     ========    ========

See Note 4 of Notes to Consolidated Financial Statements on pages 48 and 49 of the Company's Fiscal 1997 Annual Report for additional information concerning the indebtedness of these partnerships.


(3)  LONG-TERM DEBT
In April 1996, the Company entered into an agreement with a group of banks for a facility to provide letters of credit to collateralize appeals bonds in connection with the North Texas water well litigation discussed in Note 5 (including the $204,000,000 judgment). In August 1996, letters of credit of $184,300,000 were issued by the banks supporting a supersedeas bond of $224,850,000 that was filed in connection with the appeal of the litigation involving the $204,000,000 judgment. Additional letters of credit can be issued under this facility, if required, during a period extending until April 1999, and any amounts drawn against the letters of credit are payable in April 2000.

     The Company's bank revolving credit agreements consist of committed facilities aggregating $200,000,000 for its Energy and Real Estate operations. At April 30, 1997, nothing was borrowed under the revolving credit agreements, and the Company had $200,000,000 in borrowing capacity available under these agreements. See Note 5 of Notes to Consolidated Financial Statements on pages 49 and 50 of the Company's Fiscal 1997 Annual Report for additional information concerning the Company's indebtedness.


(4)  INCOME TAXES
Income taxes for the three-month periods ended April 30, 1997 and 1996 consist of the following (in thousands):

                                                           1997        1996
                                                         -------  ----------
CURRENT
Federal  . . . . . . . . . . . . . . . . . . . . . . . . $ 1,769     $ 2,747
State  . . . . . . . . . . . . . . . . . . . . . . . . .     361         496
                                                         -------     -------
                                                           2,130       3,243
                                                         -------     -------
DEFERRED
Federal  . . . . . . . . . . . . . . . . . . . . . . . .   6,265       8,789
State  . . . . . . . . . . . . . . . . . . . . . . . . .     407         339
                                                         -------     -------
                                                           6,672       9,128
                                                         -------     -------
                                                         $ 8,802     $12,371
                                                         =======     =======

     The estimated annual tax rates of 34.8% and 34.7% used in computing the income tax provisions for the three-month periods ended April 30, 1997 and 1996 approximated the 35% statutory Federal income tax rate as the benefit of Federal tax credits somewhat more than offset the impact of state income taxes.


(5)  LITIGATION CONTINGENCIES
NORTH TEXAS WATER WELL LITIGATION. On March 1, 1996, in a trial known as the Bartlett case, a judgment was entered against a wholly owned subsidiary of the Company by a Wise County, Texas court. The judgment awarded $4,051,760 in actual damages (consisting of $339,266 for economic damages and $3,712,494 for pain, mental anguish, inconvenience, etc.) and $200,000,000 in exemplary damages to eight plaintiff groups, who claimed that the natural gas operations of the subsidiary had affected their water wells.

     The Company believes scientific evidence indicates that its operations were not the source of the alleged problems. Further, the economic damages awarded were not large relative to the total judgment, and no significant medical problems were alleged. The Company appealed this judgment to the Second Court of Appeals in Fort Worth, Texas. A hearing was held on March 12, 1997, but the court's decision is not expected for three to six months after that date. The Company and its outside counsel believe there are numerous legal bases for a complete reversal on appeal by rendition of a judgment in the Company's favor or a reversal and remand of the case for a new trial. In any event, the Company and its outside counsel believe that the judgment will be reversed or significantly reduced, either by the Second Court of Appeals or, if required, after a subsequent appeal to the Texas Supreme Court.

     On May 28, 1997, a jury in the same Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups in an 11-week trial known as the Bailey case. The claims made by the Bailey plaintiffs were virtually identical to those made in the Bartlett case. While a final judgment has not yet been entered in the Bailey case, the trial court is expected to affirm the jury's verdict. In addition, similar lawsuits (each claiming damages of more than $1,000,000) have been brought by 29 other plaintiff groups. Judges have not been appointed and essentially no discovery has taken place for 28 of these cases, and trial dates have not been set for any of the 29.

     Aggregate charges of $32,000,000 (including $7,000,000 in April 1997) have been recorded to provide for costs the Company considers probable that it will incur in connection with the existing litigation related to this matter. Consistent with the Company's belief that it is not responsible for the alleged problems, the provisions consisted largely of expected costs for attorneys' fees, bonds, etc., to appeal the March 1996 judgment to the necessary level and to defend the Company in the other suits. The April 1997 provision of $7,000,000 was recorded because of increases in estimated attorneys' fees and other defense costs associated principally with the Bailey trial, which began sooner and ran longer than had been anticipated. The setting of this case for trial on March 17 rather than in the summer necessitated greatly expanding the number of attorneys involved in trial preparation, making this more expensive than it otherwise would have been.

     Although the Company believes that the litigation and the claims for damages ultimately will be resolved for significantly less than the amount of the judgment and the claims for alleged damages, it is possible that the Company's costs could exceed its aggregate accrual of $32,000,000. However, the Company has no basis on which to estimate a range of such possible additional losses, if any, because of errors it believes were made by the trial court in the Bartlett case and since the Company believes, as supported by the verdict in the Bailey case, that it was not responsible for the water well problems and that its actions did not provide a basis for the awarding of exemplary damages.

     The Company believes that recoveries of at least a portion of its defense costs (and settlement/judgment costs, if any) should be available from the companies that have participated in its longstanding insurance program. Accordingly, the Company has notified the numerous insurance carriers whose policies covered the Company's North Texas operations over the period that might relate to the alleged problems. In May 1996, a lawsuit was filed by one of the Company's insurers seeking a declaratory judgment that it does not have a duty to indemnify the Company in these lawsuits. In June 1996, the Company filed a declaratory action in another court seeking to have the court declare respective rights of the parties, including duties of the insurance carriers to defend and indemnify the Company under its insurance policies. In October 1996, a standstill agreement was executed which delayed actions in these suits at least until August 1997.

     The Company believes that four of its insurance carriers have responsibilities for participating in the costs of providing a defense in this litigation and has been negotiating with these companies concerning their participation. In May 1997, a reimbursement agreement covering a portion of the Company's defense costs was entered into with one of these carriers and discussions continue with the other three.

     Because of uncertainties regarding the Company's ultimate liability and when the alleged problems occurred and the large number of insurance carriers that might be involved, the Company is presently unable to predict the outcome of the insurance-related legal actions. The Company similarly is unable to ascertain whether future agreements will be reached with its insurors or to estimate the magnitude of any additional recoveries, and accordingly has excluded such in determining its financial statement accruals for this litigation.

     ROYALTY OWNER LITIGATION. A suit styled Rowan Estate Trust, et al v. Mitchell Energy & Development Corp., et al (the Rowan suit), originally brought by 46 royalty owners and later certified as a class-action in July 1996, seeks additional royalties on gas produced in certain North Texas counties and paid during a period extending from July 1991 to the present. This suit, which is set for trial in the 43rd District Court in Parker County, Texas in July 1997, alleges that the Company breached its duties in marketing the gas and conspired to tortiously interfere with the plaintiffs' royalty contracts. The plaintiffs seek an accounting, actual and punitive damages, pre- and post-judgment interest and attorneys' fees. The Company believes that its royalty payment practices have been appropriate and will aggressively defend itself in this litigation.

     In January 1997 (after the district court's December 1996 ruling that the Rowan suit did not cover pre-July 1991 payments), another lawsuit, Russell Elvis Lawrence, et al v. Mitchell Energy & Development Corp., et al, was filed in the 43rd District Court by the plaintiffs' attorneys with similar allegations covering earlier periods. There has been no discovery, and a trial date has not been set for this case.

     OTHER LITIGATION OR POTENTIAL LITIGATION. Related to flooding in the North Houston area in October 1994, legal actions have been brought in various Texas state courts or threatened against the Company and third-party realtors and engineers by 72 home owners in The Woodlands and against certain developers, governmental entities and the Company by 17 property owners in surrounding communities (after 50 such owners dismissed their claims in May 1997). These claimants generally are seeking reimbursements for property damages, but some are making claims for deceptive trade practices or mental anguish or are claiming that the Company contributed to the flooding of their homes. The Company contends that it was not responsible for these damages, which it believes resulted from a record, near 500-year flood and were not preventable with the exercise of ordinary care and generally accepted drainage design, development and maintenance.

     SUMMARY. Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for all known litigation contingencies where losses are deemed probable. Since the ultimate costs will depend on the outcomes of the uncertainties discussed in this note, it is possible, however, that additional future charges might be required that would be significant to the operating results of a particular period. Based on the status of the various cases and for other reasons discussed herein, the Company is unable to determine a range of such possible additional losses, if any, that might be incurred in connection with this litigation. However, management and outside counsel believe it is not probable that the ultimate resolution of these matters will have a material adverse effect on the Company's financial position.

(6)  OTHER CONTINGENCIES
The Company also is party to other claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of such matters cannot be predicted with certainty, management expects that losses, if any, resulting from the ultimate resolution of the matters discussed in this paragraph will not be material to the Company's financial statements.

(7)  SEGMENT INFORMATION
Selected industry segment data for the three-month periods ended April 30, 1997 (fiscal 1998) and 1996 (fiscal 1997) are as follows (in thousands):

                                                        Segment               Total
                                   Outside             Operating            Operating                                 Capital
                                   Revenues            Earnings              Earnings               DD&A           Expenditures(a)
                             -------------------   -----------------   --------------------   ----------------   -----------------
                               1997       1996      1997      1996       1997         1996     1997      1996     1997       1996
                             --------   --------   -------  --------   -------      -------   -------  -------   -------   -------
EXPLORATION AND PRODUCTION
Operations  . . . . . . . .  $ 57,929   $ 58,108   $13,845  $12,320    $10,916      $ 9,266    $21,845  $24,189   $33,308  $24,140
Litigation provision
  (see Note 5)                     -          -     (7,000)       -     (7,000)          -         -         -         -        -
Gain from sale of contract
  drilling assets . . . . .     2,382         -      2,382        -      2,382           -         -         -          -       -
Severance tax refunds . . .        -          -         -     3,879         -         3,879        -         -          -       -
Columbia Gas contract
  settlement proceeds . . .        -       3,444        -     3,444         -         3,444        -         -          -       -
                             --------   --------   -------  -------    -------      -------    -------  -------   -------  -------
                               60,311     61,552     9,227   19,643      6,298       16,589     21,845   24,819    33,308   24,140
                             --------   --------   -------  -------    -------      -------    -------  -------   -------  -------
GAS SERVICES
Natural gas processing. . .    80,786     82,277     8,595   12,370      7,824       11,526        898      764     1,550    1,795
Natural gas gathering
  and marketing . . . . . .    24,297     51,110     4,454    6,597      3,545        5,646      1,259      940     8,618    3,113
Other . . . . . . . . . . .     4,337      4,142     3,983    3,783      3,896        3,756         27       27         2       74
                             --------   --------   -------  -------    -------      -------    -------  -------   -------  -------
                              109,420    137,529    17,032   22,750     15,265       20,928      2,184    1,731    10,170    4,982
                             --------   --------   -------  -------    -------      -------    -------  -------   -------  -------

REAL ESTATE   . . . . . . .    37,145     38,272    11,235    9,695     10,021        8,483      1,245    1,442    11,318    4,178
                             --------   --------   -------  -------    -------      -------    -------  -------   -------  -------

CORPORATE . . . . . . . . .        -          -         -        -      (3,243)(b)   (3,024)(b)    814      698     1,193    2,056
                             --------   --------   -------  -------    -------      -------    -------  -------   -------  -------
                             $206,876   $237,353   $37,494  $52,088    $28,341      $42,976    $26,088  $28,690   $55,989  $45,356
                             ========   ========   =======  =======    =======      =======    =======  =======   =======  =======

----------------------------------
(a)  On accrual basis, including exploratory expenditures.
(b)  General corporate expenses

     Effective April 1, 1997, the Company sold its remaining contract drilling assets for $3,500,000. A gain of $2,382,000 was recorded on this transaction.

     During the first quarter of fiscal 1997, the Company recorded a severance tax refund of $3,879,000 which was related to the retroactive designation of a portion of the Boonsville field in North Texas as a "tight gas formation area" by the Texas Railroad Commission.

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


(8)  SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid - exclusive of amounts capitalized, but including amounts reported as cost of sales for finance operations - totaled $4,707,000 and $5,308,000 during the three-month periods ended April 30, 1997 and 1996. Income taxes paid during these periods totaled $9,234,000 and $190,000. There were no significant non-cash investing or financing activities during the three-month periods ended April 30, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
This Form 10-Q includes forward-looking statements. These include, among others, the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others, the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil, the impact of pending North Texas water well litigation against the Company and related insurance recoveries, the impact of other pending litigation, the attainment of forecasted operating levels and reserve replacement, and general economic conditions such as the level of interest rates and (in the case of real estate operations) disposable income of and the availability and cost of mortgage financing to prospective property purchasers.

LIQUIDITY AND CAPITAL RESOURCES
With the restructuring efforts of the last three years substantially complete, management's efforts are now directed primarily toward increasing the scope and scale of the Company's core businesses and other initiatives to increase shareholder value. To accomplish this, a number of strategies are being pursued. In exploration and production, these include exploiting existing fields on an accelerated timetable, increasing the scope of exploratory activities and more aggressively pursuing core-area property acquisitions. The overall goal is to increase gas and oil production 10% annually over the next few years. In gas services, the Company is exploring expansions in its core areas through acquisitions, asset trades and joint ventures. It is expanding operations into the new, high-growth Austin Chalk play in Louisiana and expects to complete construction this summer of the first phase of a 50%-owned gathering system for production from this area. In The Woodlands, these efforts involve increasing the sales pace for residential lots and commercial land and accelerating the development of commercial properties.

     The Company has substantially paid down its debt in recent years, strengthening its financial position and increasing its flexibility to pursue growth opportunities. At April 30, 1997, $601 million of total debt was outstanding, or almost $400 million less than the $994 million balance (including short-term debt) at the beginning of fiscal 1995. Also, the Company held approximately $38 million in excess cash balances at April 30, 1997, and its debt- to-equity ratio (based on total debt) was 1.08-to-1, down from 1.26 at January 31, 1997. Furthermore, the Company has almost no debt maturities prior to July 1999, when $100 million in senior notes are payable.

     As discussed in Note 5 on page 9 of this Form 10-Q, a $204 million judgment was entered against a subsidiary in a North Texas water well case on March 1, 1996, and additional similar cases are pending. The Company appealed this judgment to the Second Court of Appeals in Fort Worth, Texas. A hearing was held on March 12, 1997, but the court's decision is not expected for three to six months after the hearing. The Company and its outside counsel continue to believe that the judgment will be reversed or significantly reduced, either by that court or, if required, after an appeal to the Texas Supreme Court. On May 28, 1997, in a trial for the second group of these cases, known as the Bailey trial, the jury found unanimously on all counts that the Company was not responsible for damages claimed by the 17 plaintiff groups. While a final judgment has not yet been entered in the Bailey case, the trial court is expected to affirm the jury's verdict.

     While the judgment and pending cases remain outstanding, the Company expects that its access to public debt and equity markets would be reduced and its costs for any such transactions would be increased. However, the Company presently does not foresee a need to access public debt or equity markets prior to the time that more definitive decisions are expected to have been reached on the North Texas water well litigation. Furthermore, under a $500 million letter of credit facility put in place in April 1996, the Company has more than $300 million of credit available that can be used, if needed, should appeal bonds be required in connection with decisions in the similar cases. For these reasons and because of the favorable verdict in the Bailey Case (and since it has $200 million of additional credit available under other committed facilities), the Company believes the litigation will not have a significant adverse impact on its ability to meet its financial obligations or to fund its ongoing operations as the process of dealing with this litigation continues.

     The Company expects that its fiscal 1998 operating cash flows, together with its available excess cash balances, will be sufficient to provide for its spending needs, including an expanded capital spending program. The Company's long-term funding needs could be significantly affected, however, by a resolution of the outstanding North Texas water well litigation. If, as the Company expects, the judgment ultimately is overturned or significantly reduced and substantial losses are not forthcoming in the other cases, resolution of the litigation would not have a material impact on either the Company's liquidity or its financial statements. Conversely, should the judgment ultimately be affirmed and/or substantial awards be made and upheld in the other cases, this would have a material adverse affect on both the Company's liquidity and its financial statements.

CAPITAL AND EXPLORATORY EXPENDITURES
The Company's fiscal 1998 budget was set at $283.3 million, 20% above fiscal 1997's actual spending. In line with the Company's goal of replacing reserves produced while increasing oil and gas production by 10% in fiscal 1998, the budget calls for a $20 million increase (to $106 million) in exploration and development drilling spending. On an overall basis, gas services capital spending is slated to increase only slightly as expenditures incurred in fiscal 1998 to complete construction of the Louisiana Chalk gathering system will essentially replace amounts spent on the expansion of a 45%-owned Texas Chalk gathering and treating system that was completed early in fiscal 1997. The increased real estate capital budget is intended to allow the Company to take advantage of the continuing favorable business climate in the Houston region. Accelerated land development spending to keep pace with the growth in residential lot and commercial land sales and an aggressive commercial building program to develop an inventory of available office and retail space in The Woodlands for prospective tenants are the principal components of the budget increase. Specific projects include a 150,000-square-foot office building, expansion of a retail center near The Woodlands Mall, a new neighborhood retail center and an 80-unit addition to some existing apartments. Also comprising a significant portion of the real estate capital budget are interest and other carrying costs incurred in the Company's land development activities; such capitalized costs were budgeted at $27.7 million in fiscal 1998, down slightly from the prior year's level. During the first quarter, capital additions totaled $56 million. The spending pace was slowed by weather- related delays affecting certain oil and gas and real estate projects. For the full year, however, capital additions are expected to approximate the $283.3 million budget.

OPERATING STATISTICS
Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- month periods ended April 30, 1997 and 1996 follow:

                                                        1997            1996
                                                      --------        --------
   AVERAGE DAILY VOLUMES
   Natural gas sales (Mcf)  . . . . . . . . . . . . .  238,200        231,900
   Crude oil and condensate sales (Bbls)  . . . . . .    5,700          5,600
   Natural gas liquids produced (Bbls)  . . . . . . .   46,600         44,500
   Pipeline throughput (Mcf)    . . . . . . . . . . .  439,200        424,300

   AVERAGE SALES PRICES
   Natural gas (per Mcf)  . . . . . . . . . . . . . .  $  2.23        $  2.27
   Crude oil and condensate (per Bbl)   . . . . . . .    19.99          19.45
   Natural gas liquids produced (per Bbl)   . . . . .    13.46          14.15

   RESIDENTIAL LOT SALES - THE WOODLANDS
   Lots sold  . . . . . . . . . . . . . . . . . . . .      309            370
   Average price per lot  . . . . . . . . . . . . . .  $47,801        $39,622
   Average price per square foot  . . . . . . . . . .     4.48           4.06

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1997
COMPARED WITH THREE MONTHS ENDED APRIL 30, 1996

The Company's results for the three-month periods ended April 30, 1997 and 1996
- both before and after unusual items - are summarized in the table on the following page. Net earnings for fiscal 1998's first three months of $16.5 million were $6.7 million below those of the prior-year period. Unusual items reduced net earnings of the fiscal 1998 period by $2.8 million, but added $4.5 million to those of the fiscal 1997 period. Excluding the effects of unusual items, fiscal 1998's first quarter earnings of $19.3 million were $.6 million above the $18.7 million of the prior-year period.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the three- month periods (in millions):

                                                     Segment Operating Earnings
                                                   -------------------------------
                                                   Exploration
                                                       and         Gas       Real                Pretax        Net
                                                   Production   Services    Estate    Other*    Earnings    Earnings
                                                   ----------   --------    ------   -------    --------    --------
FISCAL 1997 AMOUNTS . . . . . . . . . . . . . .       $19.6       $22.8     $  9.7   $ (16.5)     $35.6      $23.2
                                                      -----       -----     ------   -------      -----      -----
ELIMINATE IMPACT OF FISCAL 1997
  UNUSUAL ITEMS - (see page 11)
Severance tax refund  . . . . . . . . . . . . .         3.9          -         -        -          3.9        2.4
Columbia Gas contract settlement proceeds . . .         3.4          -         -        -          3.4        2.1
                                                      -----       -----     ------   ------      -----      -----
                                                        7.3          -         -        -          7.3        4.5
                                                      -----       -----     ------   ------      -----      -----
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEMS  . . .        12.3        22.8        9.7    (16.5)      28.3       18.7
                                                      -----       -----     ------   ------      -----      -----
MAJOR INCREASES (DECREASES)
Absence of proved-property impairments  . . . .         3.1          -         -         -         3.1        2.0
Increased operating expenses  . . . . . . . . .        (1.2)         -         -         -        (1.2)       (.8)
Natural gas processing
  Price-related decreases in NGL margins  . . .          -         (2.0)       -         -        (2.0)      (1.3)
  Higher production volumes   . . . . . . . . .          -           .8        -         -          .8         .5
  Hedging losses recognized in fiscal
    1998 on NGL fractionation spreads . . . . .          -         (1.7)       -         -        (1.7)      (1.1)
Gas gathering and marketing . . . . . . . . . .          -         (2.1)       -         -        (2.1)      (1.4)
Real Estate
  The Woodlands   . . . . . . . . . . . . . . .          -           -          .4        -         .4         .3
  Other properties  . . . . . . . . . . . . . .          -           -         1.1        -        1.1         .7
Interest expense incurred . . . . . . . . . . .          -           -         -        2.0        2.0        1.3
Earnings from excess cash and
  venture capital investments   . . . . . . . .          -           -         -        1.9        1.9        1.2
Other, net  . . . . . . . . . . . . . . . . . .         (.3)        (.8)       -         .4        (.7)       (.4)
Higher effective tax rate . . . . . . . . . . .          -           -         -         -          -         (.4)
                                                      -----       -----     ------   ------      -----      -----
                                                        1.6        (5.8)       1.5      4.3        1.6         .6
                                                      -----       -----     ------   ------      -----      -----
FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEMS  . . .        13.9        17.0       11.2    (12.2)      29.9       19.3
                                                      -----       -----     ------   ------      -----      -----
FISCAL 1998 UNUSUAL ITEMS
Litigation provision (see page 9) . . . . . . .        (7.0)         -         -         -        (7.0)      (4.3)
Gain from sale of remaining
  contract drilling assets (see page 11)  . . .         2.4          -         -         -         2.4        1.5
                                                      -----       -----     ------   -----       -----      -----
                                                       (4.6)         -         -         -        (4.6)      (2.8)
                                                      -----       -----     ------   ------      -----     ------
FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEMS   . . .       $ 9.3       $17.0     $ 11.2   $(12.2)     $25.3     $ 16.5
                                                      =====       =====     ======   ======      =====     ======

-------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $13.9 million during fiscal 1998's first quarter were $1.6 million above the $12.3 million of the prior-year's comparable period. Although the Company's average natural gas sales price during fiscal 1998's first quarter of $2.23 per Mcf was only slightly different from the $2.27 average of the prior year's first quarter, the averages were achieved in vastly different manners. The Company's average sales price for natural gas fell from $4.18 per Mcf in January 1997 to $2.88 in February before stabilizing just above $1.90 in March and April (and rebounding to almost $2.20 in May). Conversely, natural gas prices rose steadily during the prior year's first quarter.

ABSENCE OF PROVED-PROPERTY IMPAIRMENTS ($3.1 MILLION INCREASE). There were no proved-property impairment charges during fiscal 1998's first quarter. A $3.1 million impairment charge was recorded in the prior-year period because of disappointing drilling results for one well and downward revisions in reserve estimates for one field in the Gulf of Mexico.

HIGHER OPERATING EXPENSES ($1.2 MILLION DECREASE). This unfavorable variance resulted principally from increased expenses for surface and subsurface repairs and maintenance. Also, the prior-year period benefitted from reimbursements by a third party under an indemnification agreement of expenses incurred several years ago.

GAS SERVICES OVERVIEW
Gas services operating earnings before unusual items declined $5.8 million (to $17.0 million) during the first quarter of fiscal 1998 as price-related reductions in margins caused gas processing and gas gathering and marketing earnings to decline by $3.8 million and $2.1 million, respectively.

NATURAL GAS PROCESSING - PRICE-RELATED DECREASES IN NGL MARGINS ($2.0 MILLION DECREASE). NGL margins were lower in fiscal 1998's first quarter as NGL prices retreated sharply from the extremely high level experienced in the prior year's fourth quarter. The average price for NGLs produced of $13.46 per barrel was 5% below the prior period's $14.15, decreasing NGL revenues by $2.8 million. Partially offsetting this was a $.8 million decrease in feedstock costs under percent-of-proceeds agreements that resulted from the lower NGL prices.

NATURAL GAS PROCESSING - HIGHER NGL VOLUMES ($.8 MILLION INCREASE). NGL production volumes averaged 46,600 barrels per day, up from 44,500 in the prior-year period, increasing operating earnings by $.8 million. Higher production at the Bridgeport plant was the primary cause of this variance. Gas volumes processed at that plant rose because of increases in the Company's North Texas gas production and third-party volumes added during fiscal 1997. Also, early in fiscal 1997, NGL recovery rates had been reduced as ethane was rejected because of insufficient CO2 treating capacity before additional equipment was installed in July 1996.

NATURAL GAS PROCESSING - HEDGING LOSSES RECOGNIZED IN FISCAL 1998 ON NGL FRACTIONATION SPREADS ($1.7 MILLION DECREASE). After market prices had risen sharply during the fourth quarter of fiscal 1997, the Company executed futures contracts to lock-in profit margins on certain of its NGL products. Since the market prices continued to increase after the hedge was entered into, the closing of the futures contracts resulted in the recording of hedging losses equal to the difference between the margins achieved via the hedges and actual margins realized when the hedged product was produced and sold in fiscal 1998.

GAS GATHERING AND MARKETING ($2.1 MILLION DECREASE). Price-related declines in gross profits were the principal cause of this unfavorable variance. A substantial portion of the natural gas supply costs of these activities is based on beginning-of-the-month market index prices or fixed prices. Sharp downward movement in natural gas prices adversely impacted profit margins during fiscal 1998's first quarter; whereas in the prior-year period, sharp upward movement in gas prices inflated these margins.

REAL ESTATE OVERVIEW

Operating earnings from real estate activities during the first three months of fiscal 1998 totaled $11.2 million, $1.5 million more than in the corresponding period of the prior year. Operating earnings attributable to the Company's activities in The Woodlands totaled $10.8 million, up $.4 million from the strong performance of the fiscal 1997's first quarter. Earnings from activities outside The Woodlands totaled $.4 million, or $1.1 million more than the prior period's $.7 million loss. This improvement was largely attributable to gains from asset sales as the process of liquidating the majority of these holdings continues.

REAL ESTATE - THE WOODLANDS ($.4 MILLION INCREASE). Operating earnings for activities in The Woodlands matched the strong performance of the fiscal 1997 period when 370 residential lots sold equalled the highest level ever for a single quarter. Although the record volume was not duplicated, the sale of 309 lots puts the Company on pace to achieve its fiscal 1998 sales target of 1,250. Contributing to the period-to-period operating earnings increase was a 10% increase in the average per square foot sales price for residential lots and the recognition of $1.4 million in previously deferred profits on residential lot sales.

OTHER
INTEREST EXPENSE INCURRED ($2.0 MILLION INCREASE). Interest expense incurred was $2.0 million lower during fiscal 1998's first quarter because of a $124.9 million decline in the average balance of outstanding debt. This resulted from the repayment of a $30 million term loan on January 28, 1997 and $100 million of senior notes on February 18, 1997.

                          Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 5 of Notes to Unaudited Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)     Exhibits

             12      Computation of ratio of earnings to fixed charges

     (b) No reports were filed on Form 8-K during the three-month period ended April 30, 1997.

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

                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                        -----------------------------------
                                                    (Registrant)




Dated:  June 2, 1997                    By:          /s/ Philip S. Smith
                                        ---------------------------------------
                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
12                            Computation of ratio of earnings to fixed charges
27                            Financial Data Schedule