Form 10-Q
period 1997-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1997-09-15
CIK 311995

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

                      FOR THE QUARTER ENDED JULY 31, 1997

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


             Shares of common stock outstanding at August 31, 1997:

                    Class A . . . . . . . .       22,320,656
                    Class B . . . . . . . .       27,315,887

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)



                                                                                July 31,     January 31,
                                                                                  1997          1997
                                                                              -----------    -----------
ASSETS                                                                        (unaudited)      (Note 2)
CURRENT ASSETS
Cash and cash equivalents .................................................   $   575,786    $    75,825
Trade receivables .........................................................        84,039        149,585
Gas contract buyout proceeds receivable ...................................          --           91,000
Inventories ...............................................................        12,825         10,072
Other .....................................................................         5,843          8,864
                                                                              -----------    -----------
    Total current assets ..................................................       678,493        335,346
                                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,326,798 and $1,337,041
Exploration and production
  Oil and gas properties ..................................................       563,730        537,992
  Support equipment and facilities ........................................        19,432         22,485
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing ..................................................        70,955         69,658
  Natural gas gathering ...................................................       105,887         94,499
  Other ...................................................................        50,402         42,634
Corporate .................................................................         8,251          8,661
                                                                              -----------    -----------
                                                                                  818,657        775,929
                                                                              -----------    -----------
NET ASSETS OF DISCONTINUED REAL ESTATE OPERATIONS (Note 2) ................        34,980        520,484
                                                                              -----------    -----------

LONG-TERM INVESTMENTS AND OTHER ASSETS ....................................        40,020         36,513
                                                                              -----------    -----------
                                                                              $ 1,572,150    $ 1,668,272
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ......................................   $      --      $   100,000
Oil and gas proceeds payable ..............................................        81,555        141,076
Accounts payable and accrued liabilities ..................................       138,442         99,211
Federal income taxes payable...............................................        45,737          8,700
                                                                              -----------    -----------
    Total current liabilities .............................................       265,734        348,987
                                                                              -----------    -----------
LONG-TERM DEBT (Note 4) ...................................................       600,000        600,000
                                                                              -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .....................................................       158,730        109,459
Retirement obligations and other ..........................................        61,435         54,539
                                                                              -----------    -----------
                                                                                  220,165        163,998
                                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 6 and 7)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) .........         5,386          5,386
Additional paid-in capital ................................................       143,458        143,343
Retained earnings .........................................................       365,579        435,165
Treasury stock, at cost ...................................................       (28,172)       (28,607)
                                                                              -----------    -----------
                                                                                  486,251        555,287
                                                                              -----------    -----------
                                                                              $ 1,572,150    $ 1,668,272
                                                                              ===========    ===========

---------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands except per-share amounts)


                                                             Three Months Ended         Six Months Ended
                                                                    July 31                  July 31
                                                            ----------------------    ----------------------
                                                               1997         1996         1997         1996
                                                            ---------    ---------    ---------    ---------
                                                                          (Note 2)                  (Note 2)
REVENUES
Exploration and production ..............................   $  57,659    $  59,342    $ 117,970    $ 120,894
Gas services ............................................     117,943      137,585      227,363      275,114
                                                            ---------    ---------    ---------    ---------
                                                              175,602      196,927      345,333      396,008
                                                            ---------    ---------    ---------    ---------
OPERATING COSTS AND EXPENSES
Exploration and production, including first quarter water
  well litigation provision of $7,000 in 1997 (Note 6) ..      46,037       43,522       97,121       85,431
Gas services, including royalty litigation settlement
  provision of $26,000 in 1997 (Note 6) .................     130,536      116,096      222,924      230,875
                                                            ---------    ---------    ---------    ---------
                                                              176,573      159,618      320,045      316,306
                                                            ---------    ---------    ---------    ---------

SEGMENT OPERATING EARNINGS (LOSS) (Note 8) ..............        (971)      37,309       25,288       79,702

General and administrative expense ......................       7,768        7,576       15,018       14,882
                                                            ---------    ---------    ---------    ---------
TOTAL OPERATING EARNINGS (LOSS) .........................      (8,739)      29,733       10,270       64,820
                                                            ---------    ---------    ---------    ---------

OTHER EXPENSE
Interest expense ........................................      12,285       14,234       24,393       28,554
Interest expense attributable to discontinued operations       (7,534)      (8,791)     (15,112)     (17,366)
Interest income .........................................        (425)         (58)      (1,309)        (269)
Other, net ..............................................        (753)        (644)      (1,795)      (1,441)
                                                            ---------    ---------    ---------    ---------
                                                                3,573        4,741        6,177        9,478
                                                            ---------    ---------    ---------    ---------

EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES ........................     (12,312)      24,992        4,093       55,342

INCOME TAXES (Note 5) ...................................      (4,851)       8,578          833       19,097
                                                            ---------    ---------    ---------    ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS ..............      (7,461)      16,414        3,260       36,245
                                                            ---------    ---------    ---------    ---------
DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Earnings from operations, net of income
  taxes of $953, $2,661, $4,071 and $4,513 ..............       1,684        4,380        7,440        7,798
Loss on sale, net of income tax benefit of $25,878 ......     (67,123)        --        (67,123)        --
                                                            ---------    ---------    ---------    ---------
                                                              (65,439)       4,380      (59,683)       7,798
                                                            ---------    ---------    ---------    ---------
NET EARNINGS (LOSS) .....................................   $ (72,900)   $  20,794    $ (56,423)   $  44,043
                                                            =========    =========    =========    =========


EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations ..............   $    (.15)   $     .32    $     .06    $     .70
                                                            ---------    ---------    ---------    ---------
Discontinued real estate operations
  Earnings from operations ..............................         .03          .08          .14          .15
  Loss on sale ..........................................       (1.29)        --          (1.29)        --
                                                            ---------    ---------    ---------    ---------
                                                                (1.26)         .08        (1.15)         .15
                                                            ---------    ---------    ---------    ---------
                                                            $   (1.41)   $     .40    $   (1.09)   $     .85
                                                            =========    =========    =========    =========
AVERAGE COMMON SHARES OUTSTANDING .......................      51,861       51,821       51,853       51,932
                                                            =========    =========    =========    =========

______________________________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31,1997
                         (dollar amounts in thousands)



                                                                  Additional
                                                      Common       Paid-In       Retained       Treasury
DOLLAR AMOUNTS                                         Stock        Capital      Earnings         Stock          Total
--------------                                      -----------   -----------   -----------    -----------    -----------
BALANCE, JANUARY 31, 1997 .......................   $     5,386   $   143,343   $   435,165    $   (28,607)   $   555,287

Net loss ........................................          --            --         (56,423)          --          (56,423)

Cash dividends declared (24 cents per share on
  Class A and 26 1/2 cents per share on Class B).          --            --         (13,163)          --          (13,163)

Exercises of stock options ......................          --             115          --              435            550
                                                    -----------   -----------   -----------    -----------    -----------
BALANCE, JULY 31, 1997 ..........................   $     5,386   $   143,458   $   365,579    $   (28,172)   $   486,251
                                                    ===========   ===========   ===========    ===========    ===========





               _______________________________________________
               _______________________________________________





                                                          Common Stock Issued                  Treasury Stock
                                                       -------------------------            --------------------
SHARE AMOUNTS                                           Class A        Class B              Class A    Class B
                                                       ----------     ----------            -------    ---------
BALANCE, JANUARY 31, 1997 .........................    23,978,088     29,878,088            922,429    1,092,958

Exercises of stock options ........................          --             --                 --        (30,736)

Other .............................................            (2)            (2)              --           --
                                                       ----------     ----------            -------    ---------
BALANCE, JULY 31, 1997 ............................    23,978,086     29,878,086            922,429    1,062,222
                                                       ==========     ==========            =======    =========


__________________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                  Six Months Ended
                                                                      July 31
                                                               ----------------------
                                                                 1997         1996
                                                               ---------    ---------
                                                                             (Note 2)
OPERATING ACTIVITIES
Earnings from continuing operations ........................   $   3,260    $  36,245
Adjustments to reconcile earnings from continuing
   operations to cash provided by operating activities
     Depreciation, depletion and amortization ..............      50,305       51,289
     Exploration expenses, including dry-hole costs ........       6,639        7,873
     Deferred income taxes .................................       4,536       16,315
     Distributions in excess of earnings of equity investees         451        1,246
     Water well litigation provision .......................       7,000         --
     Royalty litigation settlement provision ...............      26,000         --
     Gain from sale of drilling rigs .......................      (2,382)        --
     Other, net ............................................      (1,101)         478
                                                               ---------    ---------
                                                                  94,708      113,446
     Changes in operating assets and liabilities ...........     138,656       81,149
                                                               ---------    ---------
     Cash provided by operating activities .................     233,364      194,595
                                                               ---------    ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ..................................    (104,574)     (64,621)
   Adjustment to cash basis ................................        (315)      (3,300)
                                                               ---------    ---------
                                                                (104,889)     (67,921)
Net proceeds from sale of The Woodlands Corporation ........     480,994         --
Proceeds from sales of property, plant and equipment .......       5,078        6,227
Acquisition of leased equipment ............................        --         (6,995)
Other ......................................................       2,888        2,737
                                                               ---------    ---------
     Cash provided by (used for) investing activities ......     384,071      (65,952)
                                                               ---------    ---------

FINANCING ACTIVITIES
Debt repayments ............................................    (100,000)     (65,000)
Cash dividends .............................................     (13,163)     (13,186)
Treasury stock purchases ...................................        --         (3,917)
Other ......................................................        (487)      (1,003)
                                                               ---------    ---------
     Cash used for financing activities ....................    (113,650)     (83,106)
                                                               ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS
   FROM CONTINUING OPERATIONS ..............................     503,785       45,537
CASH USED BY DISCONTINUED OPERATIONS (Note 2) ..............      (3,824)     (13,406)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............      75,825       17,867
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................   $ 575,786    $  49,998
                                                               =========    =========

_________________________________________________________
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 July 31, 1997


(1)  ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities.

     The Company's exploration and production activities are accounted for using the "successful efforts" method. Impairment computations for proved oil and gas properties are made on a field-by-field basis as conditions warrant. Charges for such impairments, which are included in DD&A expense, totaled none for the three- and six-month periods ended July 31, 1997 and none and $3,068,000 for the three- and six-month periods ended July 31, 1996.

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

(2)  DISCONTINUED REAL ESTATE OPERATIONS

On June 12, 1997, the Company entered into an agreement to sell its real estate subsidiary, The Woodlands Corporation (TWC), for $543,000,000 in cash to a partnership of Crescent Real Estate Equities Company and Morgan Stanley Real Estate Fund II, L.P. The transaction was subsequently closed on July 31, 1997. After adjustment for certain net additional amounts received pursuant to the contract and deductions for current income taxes and transaction costs, the Company's net cash proceeds from the sale totaled approximately $481,000,000. Excluded from that transaction were assets located outside The Woodlands that are held for disposal with a book value - including deferred tax benefits - of approximately $35,000,000, which the Company expects to realize as it liquidates these holdings over the next six to twelve months.

     The Company decided to withdraw from the real estate business upon entering into the definitive agreement to sell TWC on June 12, 1997, and commenced reporting real estate activities as discontinued operations in its financial statements effective that date. The net assets of discontinued real estate operations have been segregated in the accompanying consolidated balance sheet and the results of discontinued operations have been separately reported in the accompanying statements of earnings. Financial statements for prior-year periods have been similarly restated. Interest expense attributable to discontinued operations was determined in the same manner that historically had been used for the Company's real estate operations. Revenues of the discontinued real estate operations totaled $35,949,000 and $73,094,000 for the three- and six-month periods ended July 31, 1997. For the three- and six-month periods ended July 31, 1996, such revenues were $44,179,000 and $82,451,000.

     The net loss incurred in connection with the Company's sale of TWC is summarized as follows (in thousands):

     Proceeds ................................................   $  551,376
     Less -  Net book value of assets sold ...................      632,732
             Transaction costs and expenses ..................       11,645
                                                                 ----------
     Pretax loss .............................................       93,001
     Income tax benefit ......................................       25,878
                                                                 ----------
     Net loss ................................................   $   67,123
                                                                 ==========

     The components of net assets of discontinued real estate operations at July 31 and January 31, 1997 are summarized as follows (in thousands):

                                                                July 31,   January 31,
                                                                  1997        1997
                                                                --------   -----------
     Current assets...........................................  $  2,910   $    13,420
     Real estate..............................................    15,486       649,821
     Notes and contracts receivable and other assets..........     8,147        41,687
     Current liabilities......................................      (558)      (33,230)
     Long-term debt (excluding intercompany debt).............      (156)       (1,271)
     Deferred income taxes....................................     9,415      (118,416)
     Other deferred credit and long-term liabilities..........      (264)      (31,527)
                                                                 -------   -----------
                                                                 $34,980   $   520,484
                                                                 =======   ===========


     The principal components of cash used by discontinued operations for the six-month periods ended July 31, 1997 and 1996 are as follows (in thousands):

                                                           July 31,      July 31,
                                                             1997          1996
                                                          ----------    ----------
      Cash provided by operating activities ...........   $   14,222    $   28,120
      Capital expenditures ............................      (22,039)      (23,510)
      Proceeds from sales of properties ...............        2,299        16,175
      Debt repayments .................................         (199)      (32,378)
      Other ...........................................        1,893        (1,813)
                                                          ----------    ----------
                                                          $   (3,824)   $  (13,406)
                                                          ==========    ==========


(3)   EQUITY INVESTMENTS

At July 31, 1997, the Company's principal partnership interests included the following:

                                                         Ownership
                                                         Percentage       Nature of Operations
                                                         ----------     ------------------------
      Austin Chalk Natural Gas Marketing Services            45         Natural gas marketing
      Belvieu Environmental Fuels                          33.33        Production of MTBE
      C&L Processors Partnership                             50         Natural gas processing
      Ferguson-Burleson County Gas Gathering System          45         Natural gas gathering
      Gulf Coast Fractionators                             38.75        Fractionation of
                                                                          natural gas liquids
      Louisiana Chalk Gathering System                       50         Natural gas gathering
      U. P. Bryan Plant                                      45         Natural gas processing

The Company's net investment in each of these entities is reported as property, plant and equipment in the consolidated balance sheets under the gas services caption. The Company's equity in their pretax earnings is reported as revenues in the consolidated statements of earnings under the gas services caption.

     A summary of the Company's net investments in partnerships at July 31, 1997 and January 31, 1997 and its equity in their pretax earnings (losses) for the six-month periods ended July 31, 1997 and 1996 follows (in thousands):

                                                                                          Equity in
                                                          Net Investment                Pretax  Earnings
                                                     --------------------------   --------------------------
                                                        July 31,      January 31,     July 31,     July 31,
                                                        1997           1997          1997           1996
                                                     -----------    -----------   -----------    -----------
Austin Chalk Natural Gas Marketing Services ......   $     1,114    $     2,014   $       991    $       (33)
Belvieu Environmental Fuels ......................        36,120         31,174         4,946          6,063
C&L Processors Partnership .......................        22,816         21,433         1,383          1,809
Ferguson-Burleson County Gas Gathering System ....        47,169         53,164         2,023          4,357
Gulf Coast Fractionators .........................        12,469          9,593         2,876          2,177
Louisiana Chalk Gathering System .................        14,198          4,754           (32)          --
U.P. Bryan Plant .................................         7,255          6,973         2,236          3,331
Others ...........................................           (25)           162            24            132
                                                     -----------    -----------   -----------    -----------
                                                     $   141,116    $   129,267   $    14,447    $    17,836
                                                     ===========    ===========   ===========    ===========


     Financial statement information is generally reported on a one-month lag for entities accounted for on the equity method. Summarized earnings information (on a 100% basis for these entities) for the three- and six-month periods ended July 31, 1997 and 1996 follows (in thousands):

                                                               Three Months               Six Months
                                                          -----------------------   -----------------------
                                                             1997         1996         1997         1996
                                                          ----------   ----------   ----------   ----------
Revenues ..............................................   $  166,849   $  196,246   $  395,367   $  372,491

Operating earnings ....................................       19,904       30,867       46,578       57,056

Pretax earnings (before interest expense for
   those entities whose activities are funded
   by capital contributions of the owners) ............       17,909       24,805       37,020       45,213

     The construction of certain of these partnerships' properties was funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning the debt of these entities to third parties at July 31, 1997 and January 31, 1997 and the Company's proportionate share of such debt at July 31, 1997 is summarized as follows (in thousands):

                                      Entity Total           July 31, 1997 - Company's Share
                                -----------------------   ------------------------------------
                                  July 31,    January 31,                 Non-
                                   1997         1997       Recourse     Recourse      Total
                                ----------   ----------   ----------   ----------   ----------
Belvieu Environmental Fuels .   $  117,333   $  136,889   $    6,667   $   32,444   $   39,111
C&L Processors Partnership ..       62,209       71,209       16,797       14,308       31,105
Gulf Coast Fractionators ....       55,000       61,750        2,123       19,190       21,313
                                ----------   ----------   ----------   ----------   ----------
                                $  234,542   $  269,848   $   25,587   $   65,942   $   91,529
                                ==========   ==========   ==========   ==========   ==========

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

     The Company's bank revolving credit agreement consists of a committed $150,000,000 facility. Nothing was borrowed under this agreement at July 31, 1997, and the Company had $150,000,000 in borrowing capacity available under this agreement. The previous $50,000,000 real estate facility was cancelled effective with the TWC sale.


(5)  INCOME TAXES

Income taxes applicable to earnings from continuing operations for the six-month periods ended July 31, 1997 and 1996 consist of the following (in thousands):

                                                           1997          1996
                                                        ----------    ----------
             CURRENT
             Federal ................................   $   (4,081)   $    1,989
             State ..................................          378           793
                                                        ----------    ----------
                                                            (3,703)        2,782
                                                        ----------    ----------
             DEFERRED
             Federal ................................        4,553        15,922
             State ..................................          (17)          393
                                                        ----------    ----------
                                                             4,536        16,315
                                                        ----------    ----------
                                                        $      833    $   19,097
                                                        ==========    ==========

     Estimated annual tax rates of 20.4% and 34.5%, respectively, were used in computing the income tax provisions for the six-month periods ended July 31, 1997 and 1996. The differences between these rates and the 35% statutory Federal income tax rate were principally the result of the interplay of the benefit of Federal tax credits and the impact of state income taxes.

     Unused alternative minimum tax credits, which totaled $28,614,000 at January 31, 1997, were utilized in connection with the sale of TWC in fiscal 1998.



(6)  LITIGATION CONTINGENCIES

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

     The Company believes scientific evidence indicates that its operations were not the source of the alleged problems. Further, the economic damages awarded were not large relative to the total judgment, and no significant medical problems were alleged. The Company appealed this judgment to the Second Court of Appeals in Fort Worth, Texas. A hearing was held on March 12, 1997, but the court has not as yet rendered its decision. The Company and its outside counsel believe there are numerous legal bases for a complete reversal on appeal by rendition of a judgment in the Company's favor or a reversal and remand of the case for a new trial. In any event, the Company and its outside counsel believe that the judgment will be reversed or significantly reduced, either by the Second Court of Appeals or, if required, after subsequent appeal to the Texas Supreme Court.

     On May 28, 1997, a jury in the same Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups in an 11-week trial known as the Bailey case (the claims made by the Bailey plaintiffs were virtually identical to those made in the Bartlett case). The court entered the judgement on July 15, 1997. The plaintiffs subsequently filed a motion for a new trial, which the court is expected to deny.

     In addition, similar lawsuits (each claiming damages of more than $1,000,000) have been brought by 29 other plaintiff groups. A trial date of January 20, 1998 has been set for one of these cases. Judges have not been appointed and essentially no discovery has taken place for any of the other 28.

     Aggregate charges of $32,000,000 (including $7,000,000 in April 1997) have been recorded to provide for costs the Company considers probable that it will incur in connection with the existing litigation related to this matter. Consistent with the Company's belief that it is not responsible for the alleged problems, the provisions consisted largely of expected costs for attorneys' fees, bonds, etc., to appeal the March 1996 judgment to the necessary level and to defend the Company in the Bailey and other suits. The April 1997 provision of $7,000,000 was recorded because of increases in estimated attorneys' fees and other defense costs associated principally with the Bailey trial, which began sooner and ran longer than had been anticipated. The setting of this case for trial on March 17 rather than in the summer necessitated greatly expanding the number of attorneys involved in trial preparation, making this preparation more expensive than it otherwise would have been.

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

     The Company believes that recoveries of at least a portion of its defense costs (and settlement/judgment costs, if any) should be available from the companies that have participated in its longstanding insurance program. Accordingly, the Company has notified the numerous insurance carriers whose policies covered the Company's North Texas operations over the period that might relate to the alleged problems. In May 1996, a lawsuit was filed by one of the Company's insurers seeking a declaratory judgment that it does not have a duty to indemnify the Company in these lawsuits. In June 1996, the Company filed a declaratory action in another court seeking to have the court declare respective rights of the parties, including duties of the insurance carriers to defend and indemnify the Company under its insurance policies. The Company and its insurors subsequently agreed on a forum for the resolution of insurance coverage issues, and that court has entered an order staying proceedings until at least December 15, 1997.

     The Company believes that a number of its insurance carriers have responsibilities for participating in the costs of providing a defense in this litigation and has been negotiating with these companies concerning their participation. In May 1997, a reimbursement agreement covering a portion of the Company's defense costs was entered into with one of these carriers and discussions continue with others.

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

ROYALTY OWNER LITIGATION. A suit styled Rowan Estate Trust, et al. v. Mitchell Energy & Development Corp., et al. (the Rowan suit), originally brought in the 43rd District Court in Parker County, Texas by 46 royalty owners and later certified as a class-action in July 1996, seeks additional royalties on gas produced in certain North Texas counties and paid during a period extending from July 1991 to the present. This suit, which as previously reported was set for trial in July 1997, currently has no trial setting. It alleges that the Company breached its duties to market the gas prudently and breached a duty of good faith and fair dealing and that the defendants conspired to tortiously interfere with the plaintiffs' royalty contracts. The plaintiffs seek an accounting, actual and punitive damages, pre- and post- judgment interest and attorneys' fees. In January 1997

(after the district court's December 1996 ruling that the Rowan suit did not cover pre-July 1991 payments), another lawsuit, Russell Elvis Lawrence, et al.
v. Mitchell Energy & Development Corp., et al., was filed in the 43rd District Court by the plaintiffs' attorneys with similar allegations covering the period January 1985 through June 1991. Substantial legal activity related to the Rowan suit occurred between June 15 andAugust 31, 1997, including much discovery, the filing of various motions with the court by attorneys for the Company and the plaintiffs and a formal mediation. While the dispute was narrowed somewhat as a result of these actions, the legal issues remained complex and largely unresolved.

     Following this period of intense activity, the Company and the plaintiffs' attorneys involved in both lawsuits agreed in September 1997 on a basis for settling this litigation, and the Company recorded a July 1997 financial statement charge for the estimated $26,000,000 it expects to incur in this regard. The proposed settlement would resolve all claims that had been or could have been made by the plaintiffs regarding royalty payments in North Texas from inception of the affected agreements to date. It also contemplates that the plaintiffs will ratify modified terms and procedures for the processing of gas and the payment of royalties in the affected North Texas counties. The terms of the settlement are subject to approval by the court, and it is expected that a hearing to consider this will be held during the week of September 15.

     Although the Company believes that it had properly calculated and paid all royalties applicable to its Wise County area properties, it concluded a settlement was the appropriate course of action from an ongoing operational and relationship perspective. The Company is in the process of increasing its drilling in this area and, under the terms of the July 1995 gas contract termination agreement with Natural Gas Pipeline Company of America (Natural), it will assume ownership on January 1, 1998 of Natural's 1,100 mile gathering system that serves 1,500 of the Company's North Texas wells and a much smaller number of third party wells. Having certainty with respect to the matters involved in the litigation will facilitate the Company's increased drilling program and its planned efforts to significantly expand the gas volumes gathered and processed for third parties in the area while helping maintain its longstanding good relations with the more than 11,000 royalty owners in the area. The settlement also eliminates (i) a complex litigation risk in an area where case law is not well defined, (ii) potentially significant defense costs, and (iii) the extensive involvement of the Company's personnel that would be required to continue defending itself against these charges.

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


(7)  OTHER CONTINGENCIES

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

(8)  SEGMENT INFORMATION

Selected industry segment data for the six- and three-month periods ended July 31, 1997 and 1996 are as follows (in thousands):

                                                                 Segment                     Total
                                        Outside                 Operating                   Operating
                                        Revenues                 Earnings                    Earnings
                                 ---------------------    ----------------------    -------------------------
                                    1997        1996         1997         1996         1997            1996
                                 ---------   ---------    ---------    ---------    ---------       ---------
Six Months
EXPLORATION AND PRODUCTION
Operations ...................   $ 115,588   $ 117,450    $  25,467    $  26,084    $  19,631       $  20,142
Water well litigation
  provision (see Note 6) .....        --          --         (7,000)        --         (7,000)           --

Gain from sale of
  contract drilling assets ...       2,382        --          2,382         --          2,382            --
Severance tax refunds ........        --          --           --          5,935         --             5,935
Columbia Gas contract
  settlement proceeds ........        --         3,444         --          3,444         --             3,444
                                 ---------   ---------    ---------    ---------    ---------       ---------
                                   117,970     120,894       20,849       35,463       15,013          29,521
                                 ---------   ---------    ---------    ---------    ---------       ---------
GAS SERVICES
Natural gas processing .......     150,197     160,016       15,212       23,758       13,660          22,068
Royalty litigation
  settlement provision .......        --          --        (26,000)        --        (26,000)           --

Natural gas gathering
  and marketing ..............      69,344     106,772        8,136       12,813        6,301          10,979
Other ........................       7,822       8,326        7,091        7,668        6,905           7,460
                                 ---------   ---------    ---------    ---------    ---------       ---------
                                   227,363     275,114        4,439       44,239          866          40,507
                                 ---------   ---------    ---------    ---------    ---------       ---------
CORPORATE ....................        --          --           --           --         (5,609)(b)      (5,208)(b)
                                 ---------   ---------    ---------    ---------    ---------       ---------
                                 $ 345,333   $ 396,008    $  25,288    $  79,702    $  10,270       $  64,820
                                 =========   =========    =========    =========    =========       =========
Three Months
EXPLORATION AND PRODUCTION
Operations ...................   $  57,659   $  59,342    $  11,622    $  13,764    $   8,715       $  10,876
Severance tax refund .........        --          --           --          2,056         --             2,056
                                 ---------   ---------    ---------    ---------    ---------       ---------
                                    57,659      59,342       11,622       15,820        8,715          12,932
                                 ---------   ---------    ---------    ---------    ---------       ---------
GAS SERVICES
Natural gas processing .......      69,411      77,739        6,617       11,388        5,836          10,542
Royalty litigation
  settlement provision .......        --          --        (26,000)        --        (26,000)           --
Natural gas gathering
  and marketing ..............      45,047      55,662        3,682        6,216        2,756           5,333
Other ........................       3,485       4,184        3,108        3,885        3,009           3,704
                                 ---------   ---------    ---------    ---------    ---------       ---------
                                   117,943     137,585      (12,593)      21,489      (14,399)         19,579
                                 ---------   ---------    ---------    ---------    ---------       ---------
CORPORATE ....................        --          --           --           --         (3,055)(b)      (2,778)(b)
                                 ---------   ---------    ---------    ---------    ---------       ---------
                                 $ 175,602   $ 196,927    $    (971)   $  37,309    $  (8,739)      $  29,733
                                 =========   =========    =========    =========    =========       =========
                                                                Capital
                                         DD&A                Expenditures(a)
                                 ---------------------   ---------------------
                                    1997        1996        1997        1996
                                 ---------   ---------   ---------   ---------
Six Months
EXPLORATION AND PRODUCTION
Operations ...................   $  44,007   $  46,118   $  77,117   $  49,579
Water well litigation
  provision (see Note 6) .....        --          --          --          --

Gain from sale of
  contract drilling assets ...        --          --          --          --
Severance tax refunds ........        --          --          --          --
Columbia Gas contract
  settlement proceeds ........        --          --          --          --
                                 ---------   ---------   ---------   ---------
                                    44,007      46,118      77,117      49,579
                                 ---------   ---------   ---------   ---------
GAS SERVICES
Natural gas processing .......       1,817       1,637       2,770       3,214
Royalty litigation
  settlement provision .......        --          --          --          --

Natural gas gathering
  and marketing ..............       2,773       1,956      22,241       6,870
Other ........................          53          53          37          74
                                 ---------   ---------   ---------   ---------
                                     4,643       3,646      25,048      10,158
                                 ---------   ---------   ---------   ---------
CORPORATE ....................       1,655       1,525       2,409       4,884
                                 ---------   ---------   ---------   ---------
                                 $  50,305   $  51,289   $ 104,574   $  64,621
                                 =========   =========   =========   =========
Three Months
EXPLORATION AND PRODUCTION
Operations ...................   $  22,162   $  21,299   $  43,809   $  25,439
Severance tax refund .........        --          --          --          --
                                 ---------   ---------   ---------   ---------
                                    22,162      21,299      43,809      25,439
                                 ---------   ---------   ---------   ---------
GAS SERVICES
Natural gas processing .......         919         873       1,220       1,419
Royalty litigation
  settlement provision .......        --          --          --          --
Natural gas gathering
  and marketing ..............       1,514       1,016      13,623       3,757
Other ........................          26          26          35        --
                                 ---------   ---------   ---------   ---------
                                     2,459       1,915      14,878       5,176
                                 ---------   ---------   ---------   ---------
CORPORATE ....................         841         827       1,216       2,828
                                 ---------   ---------   ---------   ---------
                                 $  25,462   $  24,041   $  59,903   $  33,443
                                 =========   =========   =========   =========

__________________________
(a)  On accrual basis, including exploratory expenditures.
(b)  General corporate expenses.

     Because of their magnitude and unusual nature, and in accordance with Accounting Principles Board Opinion No. 30, the items discussed in the following paragraphs have been reported as separate components of segment operating earnings.

     Effective April 1, 1997, the Company sold its remaining contract drilling assets for $3,500,000. A gain of $2,382,000 was recorded on this transaction.

     During the first and second quarters of fiscal 1997, the Company recorded a severance tax refunds of $3,879,000 and $2,056,000, respectively. Acting on an application filed by the Company, the Texas Railroad Commission in February 1996 designated a portion of the Boonsville field in Wise County as a "tight gas formation area." This allowed the Company to apply for and receive severance tax exemptions covering production from this field for the period from September 1996 through August 2001; its share of these refunds totaled $3,879,000. In July 1996, in response to a Texas Comptroller's regulation providing that proceeds from contract terminations may not be subject to severance taxes, the Company requested refunds of severance taxes paid on settlement proceeds received in previous years in connection with two contract terminations. The Company's share of such refunds, which were collected in August 1996, totaled $2,056,000.

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

     As discussed in more detail in Note 6, the Company has been involved in class-action litigation brought on behalf of its royalty owners in the Wise County area of North Texas. In September 1997, the Company and the plaintiffs' attorneys involved in the lawsuit agreed on a basis for settlement of this litigation, and the Company recorded a July 1997 financial statement charge for the estimated $26,000,000 it expects to incur in this regard. Because the allegations principally involved issues related to the processing of North Texas natural gas production at the Company's Bridgeport gas processing plant, the provision was charged to operating costs and expenses of the gas processing segment.


(9)  SUBSEQUENT EVENTS

On August 18, 1997, the Company purchased 700,000 Class A shares and 1,400,000 Class B shares from a financial intermediary under an accelerated stock purchase transaction for a total consideration of approximately $49,700,000 (subject to a market price adjustment provision). Concurrently, the Company also commenced a program to spend up to $50,000,000 to directly repurchase Class A and Class B shares in the open market. Through September 12, 1997, 35,000 Class A and 180,000 Class B shares had been so repurchased at an aggregate cost of approximately $5,300,000.

     On August 18, 1997, the Company made a tender offer to purchase up to $180,000,000 face amount of its 9.25% senior notes maturing January 15, 2002. The tender price is $1,099.66 per $1,000 of principal plus accrued interest. The tender price was based on a yield to maturity of 6.56% (30 basis points over the yield to maturity on the 6 1/8% U.S. Treasury Note due December 31, 2001 as of 2:00 p.m. Eastern Daylight Time on September 11, 1997). Unless extended, the tender offer will expire on September 16, and payment is scheduled to occur on September 19. The reacquisition premium, which is estimated to total approximately $18,000,000, will be expensed as an extraordinary charge when the debt is retired.

(10)  SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid totaled $26,555,000 and $28,818,000 during the six-month periods ended July 31, 1997 and 1996. Income taxes paid during these periods, including amounts applicable to discontinued operations, totaled $20,400,000 and $5,631,000. There were no significant non-cash investing or financing activities during the six-month periods ended July 31, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-Q includes forward-looking statements. These include, among others, the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others, the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil, the ability to enter into favorable arrangements to use the net proceeds from the sale of The Woodlands Corporation (TWC) in the desired manner, the impact of pending North Texas water well litigation against the Company and related insurance recoveries, the attainment of forecasted operating levels and reserve replacement, and general economic conditions such as the level of interest rates.

LIQUIDITY AND CAPITAL RESOURCES

In a three-year restructuring program that was substantially completed in fiscal 1997, the Company's operations were streamlined to focus on its core energy and real estate businesses. Subsequently, management's efforts have been concentrated on growing these businesses and other initiatives to increase shareholder value.

     Over time the Company has periodically evaluated the separation of its energy and real estate businesses. Late last year management initiated a comprehensive re-examination of this matter to determine the course of action that would best serve the interests of the Company's shareholders. After an extensive evaluation of the available alternatives, the Company decided to discontinue its real estate activities and entered into an agreement on June 12, 1997 to sell its real estate subsidiary, The Woodlands Corporation (TWC), for $543,000,000 (certain properties located outside The Woodlands were not included in that transaction). It was concluded that selling TWC would create the greatest value because the transaction could be accomplished in the strongest real estate market in years and since the Company's core energy businesses were well-positioned for growth, which could be enhanced by directing greater resources - both management and financial - toward this objective.

     The Company realized $481 million of after-tax proceeds from the TWC sale, which closed on July 31, 1997. Further, the Company expects to realize the $35 million net book value (including tax benefits) of its remaining non-Woodlands real estate assets during the next six to twelve months. A balanced reinvestment plan has been initiated to utilize the proceeds as quickly as practical, consistent with the Company's objective of growing its core energy businesses in a prudent manner.

     As part of this plan, $100 million was allocated to the buyback of common stock. On August 18, 1997, the Company purchased 700,000 of its Class A shares and 1,400,000 of its Class B shares in an accelerated stock purchase transaction with a financial intermediary, who borrowed the shares and will be repurchasing replacement shares on the open market. The total consideration was $49.7 million, subject to a market price adjustment provision payable either in the Company's common stock or cash. Concurrently, the Company commenced a program to spend up to an additional $50 million to directly repurchase Class A and Class B shares from time to time in the open market. Through September 12, 1997, 35,000 Class A and 180,000 Class B shares had been so repurchased at an aggregate cost of approximately $5.3 million.

     In furtherance of its plan, the Company also announced a tender offer to repurchase up to $180 million face amount of its 9.25% senior notes on August 18, 1997. The purchase price to be paid for the tendered notes is $1,099.66 per $1,000 of principal plus accrued interest. The tender price was based on a yield to maturity of 6.56% (30 basis points over the yield to maturity on the 6 1/8% U.S. Treasury Note due December 31, 2001, as of 2:00 p.m. Eastern Daylight Time on September 11, 1997). The tender offer is to close on September 16, and payment is scheduled to occur on September 19. The reacquisition premium, which is estimated to total approximately $18 million, will be expensed when paid in the third quarter (as an extraordinary charge).

     The balance of the sales proceeds will be used to expand the scope and scale of the Company's core energy operations. Planned uses of the proceeds include an acceleration of the Company's capital program and acquisitions of oil and gas producing properties and gas gathering and processing facilities that complement its existing operations. In addition, the Company believes it could borrow additional funds and/or issue stock to make substantially larger acquisitions, if appropriate opportunities become available. Special teams have been formed to identify and complete acquisitions in each of the Company's core businesses. Although numerous acquisition candidates have been identified and currently are being evaluated, completing any such purchases will take time. Accordingly, it is not expected that such acquisitions will significantly impact the Company's earnings or cash flows before fiscal 1999.

     Pending the use of the sales proceeds as described herein, the unused proceeds have been invested in short-term investments of the highest quality at an approximate 5.5% annual rate of return.

     The Company has substantially paid down its debt in recent years, strengthening its financial position and increasing its flexibility to pursue growth opportunities. At July 31, 1997, $600 million of total debt was outstanding, or almost $400 million less than the $994 million balance (including short-term debt) at the beginning of fiscal 1995. The debt-to-equity ratio at July 31, 1997 was 1.23-to-1, down from 2.12 at the beginning of fiscal 1995. Adjusted solely for the planned retirement of $180 million in debt and repurchases of $100 million in stock, the Company's outstanding debt would total $420 million and its debt-to-equity ratio would be 1.12-to-1.

     The outlook for the North Texas water well litigation improved considerably during the second quarter even though the Second Court of Appeals in Fort Worth, Texas has not yet issued its decision on the Company's appeal of the previously reported $204 million judgment against a subsidiary in the Bartlett case. On May 28, 1997, in a trial for the second group of these cases, known as the Bailey case, the jury unanimously concluded that the Company was not responsible for any damages claimed by the 17 plaintiff groups. The Company and its outside counsel continue to believe that the Bartlett judgment will be reversed or significantly reduced, either by the appeals court or, if required, after an appeal to the Texas Supreme Court. Also, after the Bailey decision there has been only minimal activity with respect to the 29 other cases. As a result of the Bailey decision, the pending settlement of the royalty litigation (see Note 6 of Notes to Consolidated Financial Statements) and the assumption by the purchaser of TWC of responsibility for litigation related to flooding in The Woodlands in October 1994, uncertainties regarding litigation involving the Company have been substantially reduced.

     The water well litigation is not expected to have a significant adverse impact on the Company's ability to meet its financial obligations both because of the expected outcome (see the following paragraph) and the Company's current financial position. While the cost of public debt or equity offerings likely would be increased by the existence of the outstanding Bartlett judgment, such offerings are believed to be possible should a need arise. However, the Company presently does not foresee a need to access these markets until after the time that the appeals court's decision is expected. Finally, the Company has available committed credit facilities (both for liquidity and appeals bonds) that can be used, if needed, while the appeal of the Bartlett judgment is pending (or should adverse decisions occur in the remaining cases).

     The Company expects that its fiscal 1998 operating cash flows, together with its available excess cash balances, will be sufficient to cover its debt and stock repurchase programs as well as its expanded capital budget and acquisition programs. The Company's long-term funding needs could be significantly affected, however, by a resolution of the outstanding North Texas water well litigation. If, as the Company expects, the judgment ultimately is overturned or significantly reduced and substantial losses are not forthcoming in the other cases, resolution of the litigation would not have a material impact on either the Company's liquidity or its financial statements. Conversely, should the judgment ultimately be affirmed and/or substantial awards be made and upheld in the other cases, this would have a material adverse affect on both the Company's liquidity and its financial statements.

CAPITAL AND EXPLORATORY EXPENDITURES

The Company's fiscal 1998 budget was originally set at $283.3 million, including $75.3 million for real estate activities. The $208 million budgeted for energy activities, which was 18% higher than the prior year's actual spending level, included a $20 million increase (to $106 million) in exploration and development drilling spending. On an overall basis, gas services capital spending was slated to increase only slightly as expenditures incurred in fiscal 1998 to complete construction of the Louisiana Chalk gathering system essentially replaced amounts spent on the expansion of the 45%-owned "lean gas" gathering and treating system in the Texas Chalk that was completed early in fiscal 1997.

     In August 1997, the energy budget was increased by $30 million, to $238 million, including $18 million for three- dimensional seismic work, exploratory acreage acquisitions and exploratory and development drilling and $12 million for the Vanderbilt pipeline project which includes the acquisition of that system and its connection to Exxon's Katy gas processing plant. During the first six months, energy capital additions totaled $104.6 million. The spending pace was slowed in the first quarter by weather-related delays affecting certain oil and gas projects. For the full year, however, capital additions are expected to approximate the $238 million budget. These capital budget amounts are exclusive of acquisitions that could be made using the TWC sales proceeds.

     Drilling delays and a compressor station fire that reduced North Texas production by approximately 10 MMcf per day between mid-June and mid-August make it unlikely that the Company will achieve its fiscal 1998 goal of increasing natural gas production by 10%. However, with an increased emphasis on growing its core businesses and the availability of financial resources from the TWC sale, the Company is well-positioned to accelerate its production growth for the foreseeable future.


OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and six-month periods ended July 31, 1997 and 1996 follow:

                                                       Three Months             Six Months
                                                   ---------------------   ---------------------
                                                      1997       1996        1997         1996
                                                   ---------   ---------   ---------   ---------
       AVERAGE DAILY VOLUMES
       Natural gas sales (Mcf) .................     227,000     220,400     232,500     226,100
       Crude oil and condensate sales (Bbls) ...       6,000       5,200       5,900       5,400
       Natural gas liquids produced (Bbls) .....      44,700      45,700      45,600      45,100
       Pipeline throughput (Mcf) ...............     412,600     384,200     425,600     412,300

       AVERAGE SALES PRICES
       Natural gas (per Mcf) ...................   $    2.24   $    2.40   $    2.24   $    2.34
       Crude oil and condensate (per Bbl) ......       18.48       20.28       19.20       19.86
       Natural gas liquids produced (per Bbl) ..       12.76       13.62       13.11       13.88


RESULTS OF CONTINUING OPERATIONS - SIX MONTHS ENDED JULY 31, 1997
COMPARED WITH SIX MONTHS ENDED JULY 31, 1996

Results of the Company's continuing operations for the six-month periods ended July 31, 1997 and 1996 - both before and after unusual items - are summarized in the table on the following page. Earnings from continuing operations for fiscal 1998's first six months of $3.3 million were $32.9 million below those of the prior-year period. Unusual items reduced net earnings from continuing operations of the fiscal 1998 period by $19.7 million, but added $5.8 million to those of the fiscal 1997 period. Excluding the effects of unusual items, earnings from continuing operations for the first half of fiscal 1998 of $23 million were $7.4 million below the $30.4 million of the prior-year period.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the six- month periods (in millions):

                                                                  Segment                               Earnings from Con-
                                                             Operating Earnings                         tinuing Operations
                                                          ------------------------                  ------------------------
                                                          Exploration                                Before
                                                             and           Gas                       Income          After
                                                          Production     Services       Other*        Taxes           Tax
                                                          ----------    ----------    ----------    ----------    ----------
FISCAL 1997 AMOUNTS ...................................   $     35.5    $     44.2    $    (24.3)   $     55.4    $     36.2
                                                          ----------    ----------    ----------    ----------    ----------
ELIMINATE IMPACT OF FISCAL 1997 UNUSUAL ITEMS
Severance tax refund (see page 12) ....................         (5.9)         --            --            (5.9)         (3.7)
Columbia Gas contract settlement
  proceeds (see page 13) ..............................         (3.5)         --            --            (3.5)         (2.1)
                                                          ----------    ----------    ----------    ----------    ----------
                                                                (9.4)         --            --            (9.4)         (5.8)
                                                          ----------    ----------    ----------    ----------    ----------
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEMS ..............         26.1          44.2         (24.3)         46.0          30.4
                                                          ----------    ----------    ----------    ----------    ----------
MAJOR INCREASES (DECREASES)
Lower natural gas sales price .........................         (3.4)         --            --            (3.4)         (2.2)
Absence of proved-property impairments ................          3.1          --            --             3.1           2.0
Increased operating expenses ..........................         (1.6)         --            --            (1.6)         (1.0)
Natural gas processing
  Price-related decreases in NGL margins ..............         --            (2.7)         --            (2.7)         (1.8)
  Higher repairs and maintenance expense,
    principally at the Bridgeport plant ...............         --            (2.6)         --            (2.6)         (1.7)
  Hedging losses recognized in fiscal
    1998 on NGL fractionation spreads .................         --            (1.7)         --            (1.7)         (1.1)
Gas gathering and marketing ...........................         --            (4.7)         --            (4.7)         (3.0)
Equity in earnings of MTBE plant partnership ..........         --            (1.2)         --            (1.2)          (.8)
Interest expense incurred .............................         --            --             1.9           1.9           1.2
Interest income on excess cash balances ...............         --            --             1.0           1.0            .7
Other, net ............................................          1.3           (.9)           .2            .6            .3
                                                          ----------    ----------    ----------    ----------    ----------
                                                                 (.6)        (13.8)          3.1         (11.3)         (7.4)
                                                          ----------    ----------    ----------    ----------    ----------
FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEMS ..............         25.5          30.4         (21.2)         34.7          23.0
                                                          ----------    ----------    ----------    ----------    ----------
FISCAL 1998 UNUSUAL ITEMS
Royalty litigation settlement
  provision  (see page 10) ............................         --           (26.0)         --           (26.0)        (16.9)
Water well litigation provision (see page 9) ..........         (7.0)         --            --            (7.0)         (4.3)
Gain from sale of remaining
  contract drilling assets (see page 12) ..............          2.4          --            --             2.4           1.5
                                                          ----------    ----------    ----------    ----------    ----------
                                                                (4.6)        (26.0)         --           (30.6)        (19.7)
                                                          ----------    ----------    ----------    ----------    ----------
FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEMS ...............   $     20.9    $      4.4    $    (21.2)   $      4.1    $      3.3
                                                          ==========    ==========    ==========    ==========    ==========

______________________________________
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $25.5 million during fiscal 1998's first six months were $.6 million below the $26.1 million of the prior-year's comparable period as price-related reductions were largely offset by other factors.

LOWER NATURAL GAS SALES PRICE ($3.4 MILLION DECREASE). The Company's natural gas sales price during the first six months of fiscal 1998 averaged $2.24 per Mcf, $.10 below the $2.34 of the comparable period of the prior year, lowering operating earnings $3.4 million.

ABSENCE OF PROVED-PROPERTY IMPAIRMENTS ($3.1 MILLION INCREASE). There were no proved-property impairment charges during fiscal 1998's first six months. A $3.1 million impairment charge was recorded in the prior-year period because of disappointing drilling results for one well and downward revisions in reserve estimates for one field in the Gulf of Mexico.

HIGHER OPERATING EXPENSES ($1.6 MILLION DECREASE). This unfavorable variance resulted principally from increased expenses for surface and subsurface repairs and maintenance. Also, the prior-year period benefitted from reimbursements by a third party under an indemnification agreement of expenses incurred several years ago.


GAS SERVICES OVERVIEW

Gas services operating earnings before unusual items declined $13.8 million (to $30.4 million) during the first half of fiscal 1998 as price-related reductions in margins caused gas processing and gas gathering and marketing earnings to decline by $8.5 million and $4.7 million, respectively.

NATURAL GAS PROCESSING - PRICE-RELATED DECREASES IN NGL MARGINS ($2.7 MILLION DECREASE). The average price for NGLs produced during fiscal 1998's first half of $13.11 per barrel was 6% below the prior period's $13.88, decreasing NGL revenues by $5.9 million. Partially offsetting the impact of this on NGL margins was a $3.2 million reduction in feedstock costs resulting from the period's lower NGL and natural gas prices.

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

GAS GATHERING AND MARKETING ($4.7 MILLION DECREASE). Price-related declines in gross profits were the principal cause of this unfavorable variance. A substantial portion of the natural gas supply costs of these activities is based on beginning-of-the-month market index prices or fixed prices. Sharp downward natural gas price movements during fiscal 1998's first quarter adversely impacted gross profits during fiscal 1998's first half; conversely, sharp upward gas price movements inflated the gross profits of the prior year's second quarter.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($1.2 MILLION DECREASE). This unfavorable variance was due to production lost because of a scheduled 12-day plant shutdown for maintenance in July 1997 (in the prior year, this turnaround did not occur until August). Prior to the July 1997 turnaround, the plant's earnings were slightly ahead of those of last year's comparable period.


OTHER

INTEREST EXPENSE INCURRED ($1.9 MILLION INCREASE). Interest expense incurred was $4.2 million lower during fiscal 1998's first six months because of a $136.4 million decline in the average balance of outstanding debt, which resulted primarily from the repayment of a $30 million term loan on January 28, 1997 and $100 million of senior notes on February 18, 1997. Because $2.3 million of the $4.2 million interest expense reduction was attributable to discontinued operations, interest expense attibutable to continuing operations was only $1.9 million below that of the prior-year period.

RESULTS OF CONTINUING OPERATIONS - THREE MONTHS ENDED JULY 31, 1997 COMPARED WITH THREE MONTHS ENDED JULY 31, 1996

     Results from the Company's continuing operations for the three-month periods ended July 31, 1997 and 1996 are summarized in the table which follows. Reduced by the $16.9 million after-tax impact of a $26 million royalty litigation settlement provision, the Company reported a loss from continuing operations of $7.5 million for the second quarter of fiscal 1998, which compared with earnings from continuing operations of $16.4 million in the prior-year period, when a severance tax refund added $1.3 million. Excluding the effects of unusual items, fiscal 1998's second quarter earnings of $9.4 million were $5.7 million below the $15.1 million of the prior-year period.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                           Segment                           Earnings from Con-
                                                       Operating Earnings                    tinuing Operations
                                                    ------------------------                ---------------------
                                                    Exploration                              Before
                                                        and          Gas                     Income        After
                                                    Production    Services       Other*      Taxes          Tax
                                                    ----------    ---------    ---------    ---------    ---------
FISCAL 1997 AMOUNTS ..............................   $    15.8    $    21.5    $   (12.4)   $    24.9    $    16.4

ELIMINATE IMPACT OF FISCAL 1997 UNUSUAL ITEM
Severance tax refund (see page 12) ...............        (2.0)        --           --           (2.0)        (1.3)
                                                     ---------    ---------    ---------    ---------    ---------

FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEM ..........        13.8         21.5        (12.4)        22.9         15.1
                                                     ---------    ---------    ---------    ---------    ---------
MAJOR INCREASES (DECREASES)
Lower natural gas sales price
  ($2.24 versus $2.40) ...........................        (3.0)        --           --           (3.0)        (2.0)
Lower exploratory dry-hole costs .................         1.9         --           --            1.9          1.2
Increased operating expenses (see page 18) .......        (1.1)        --           --           (1.1)         (.7)
Natural gas processing
  Price-related decreases in NGL margins .........        --           (1.4)        --           (1.4)         (.9)
  Higher repairs and maintenance expense,
    principally at the Bridgeport plant ..........        --           (2.0)        --           (2.0)        (1.3)
Gas gathering and marketing ......................        --           (2.5)        --           (2.5)        (1.6)
Equity in earnings of MTBE
  plant partnership (see page 18) ................        --           (1.5)        --           (1.5)        (1.0)
Interest expense incurred ........................        --           --             .7           .7           .5
Other, net .......................................        --            (.7)          .4          (.3)         (.2)
Lower effective tax rate .........................        --           --           --           --             .3
                                                     ---------    ---------    ---------    ---------    ---------
                                                          (2.2)        (8.1)         1.1         (9.2)        (5.7)
                                                     ---------    ---------    ---------    ---------    ---------
FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEM ..........        11.6         13.4        (11.3)        13.7          9.4

FISCAL 1998 UNUSUAL ITEM - Royalty litigation
  settlement provision (see page 10) .............        --          (26.0)        --          (26.0)       (16.9)
                                                     ---------    ---------    ---------    ---------    ---------
FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEM ...........   $    11.6    $   (12.6)   $   (11.3)   $   (12.3)   $    (7.5)
                                                     =========    =========    =========    =========    =========

___________________________________
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings of $11.6 million during the second quarter of fiscal 1998 were $2.2 million below the $13.8 million of fiscal 1997's second quarter (before unusual item). The Company's natural gas sales price averaged $2.24 per Mcf during the second quarter of fiscal 1998, down from $2.40 in the second quarter of the prior year. Natural gas production averaged 227,000 Mcf per day during fiscal 1997's second quarter, 3% above the 220,400 of the comparable prior-year period.

LOWER EXPLORATORY DRY-HOLE COSTS ($1.9 MILLION INCREASE). Exploratory dry-hole costs totaled $.6 million during the second quarter of fiscal 1998, down from $2.5 million in the comparable prior-year period when exploratory wells were drilled in North Texas to determine field limits and evaluate 3-D seismic expenditures.


GAS SERVICES OVERVIEW

Exclusive of unusual items, gas services operating earnings declined to $13.4 million from $21.5 million during the second quarter of the prior year principally because of lower buy/resale margins for gas gathering and marketing operations, higher repairs and maintenance costs for gas processing, lower NGL margins and lost production and sales due to scheduled maintenance at the Company's MTBE plant.

NATURAL GAS PROCESSING - PRICE-RELATED DECREASES IN NGL MARGINS ($1.4 MILLION
DECREASE).   The Company's NGL prices averaged $12.76 per barrel during the current quarter, down 6% from the $13.62 of the prior-year's comparable period, reducing NGL revenues by $3.2 million. Partially offsetting the impact of this on NGL margins was a $1.8 million reduction in feedstock costs resulting from lower NGL and natural gas prices.

GAS GATHERING AND MARKETING ($2.5 MILLION DECREASE). As explained on page 18, price-related declines in gross profits were the principal cause of this unfavorable earnings variance.


OTHER

INTEREST EXPENSE INCURRED ($.7 MILLION INCREASE). For the reasons discussed on page 18, interest expense incurred during fiscal 1998's second quarter declined by $2.0 million. Because of a $1.3 million decline in interest attributable to discontinued operations, the period's interest expense attibutable to continuing operations was only $.7 million below that of the prior year's second quarter.

                          Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Mitchell Energy & Development Corp. was held on June 25, 1997 for the purpose of electing a Board of 13 directors and considering the appointment of independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitations. Each of the nominees for the Board of Directors was elected by the Class A common stockholders with no nominee receiving fewer than 22,026,360 votes.

     Stockholders also approved the appointment of Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 1998. The vote was as follows:

                                                                Per-
                                                 Number         cent
                                                ----------   ----------
                  Shares voted "for" ........   22,031,564        99.88
                  Shares voted "against" ....        6,863          .03
                  Shares abstaining .........       20,505          .09

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             No exhibits are filed with this report.

     (b) No reports were filed on Form 8-K during the three-month period ended July 31, 1997.

             On August 15, 1997, the Company filed a Form 8-K reporting the sale of The Woodlands Corporation to a partnership of Crescent Real Estate Equities Company and Morgan Stanley Real Estate Fund II, L.P. in a transaction that closed on July 31, 1997 and its decision to withdraw from the real estate business. The following unaudited financial statements of the Company were filed with this report:

                     Pro Forma Condensed Consolidated Balance Sheet at April
                       30, 1997

                     Pro Forma Condensed Consolidated Statements of Earnings for
                       the following periods:
                           Three-Month Period Ended April 30, 1997
                           Year Ended January 31, 1997

                     Condensed Consolidated Statements of Earnings for the
                       following periods:
                           Year Ended January 31, 1996
                           Year Ended January 31, 1995


             On August 19, 1997, the Company filed Form 8-K/A Amendment No. 1 to amend and update the Form 8-K in certain respects.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MITCHELL ENERGY & DEVELOPMENT CORP.
                                                 (Registrant)




Dated:  September 12, 1997             By:   /s/ Philip S. Smith
                                       ----------------------------------------
                                       Philip S. Smith
                                       Senior Vice President - Administration
                                       and Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27             Financial Data Schedule