Form 10-Q
period 1997-10-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1997-12-12
CIK 311995

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

                     FOR THE QUARTER ENDED OCTOBER 31, 1997

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

            Shares of common stock outstanding at November 30, 1997:


                     Class A . . . . . . . . . . 22,316,654
                     Class B . . . . . . . . . . 26,933,779


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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)



                                                                               OCTOBER 31,    January 31,
                                                                                  1997           1997
                                                                               -----------   -----------
ASSETS                                                                         (unaudited)     (Note 2)
CURRENT ASSETS
Cash and cash equivalents .................................................   $   207,013    $    75,825
Trade receivables .........................................................       119,284        149,585
Gas contract buyout proceeds receivable ...................................            --         91,000
Inventories ...............................................................        19,852         10,072
Other .....................................................................         9,008          8,864
                                                                              -----------    -----------
    Total current assets ..................................................       355,157        335,346
                                                                              -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depre-
  ciation, depletion and amortization of $1,317,988 and $1,337,041
Exploration and production
  Oil and gas properties ..................................................       585,642        537,992
  Support equipment and facilities ........................................        17,390         22,485
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing ..................................................        76,101         69,658
  Natural gas gathering ...................................................       109,119         94,499
  Other ...................................................................        54,178         42,634
Corporate .................................................................         6,576          8,661
                                                                              -----------    -----------
                                                                                  849,006        775,929
                                                                              -----------    -----------
NET ASSETS OF DISCONTINUED REAL ESTATE OPERATIONS (Note 2) ................        32,832        520,484
                                                                              -----------    -----------
LONG-TERM INVESTMENTS AND OTHER ASSETS ....................................        43,126         36,513
                                                                              -----------    -----------
                                                                              $ 1,280,121    $ 1,668,272
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt ......................................   $        --    $   100,000
Oil and gas proceeds payable ..............................................       104,555        141,076
Accounts payable and accrued liabilities ..................................       105,075         99,211
Federal income taxes payable ..............................................        10,991          8,700
                                                                              -----------    -----------
    Total current liabilities .............................................       220,621        348,987
                                                                              -----------    -----------

LONG-TERM DEBT (Note 4) ...................................................       414,267        600,000
                                                                              -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .....................................................       159,756        109,459
Retirement obligations and other ..........................................        59,584         54,539
                                                                              -----------    -----------
                                                                                  219,340        163,998
                                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 6 and 7)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) .........         5,386          5,386
Additional paid-in capital ................................................       143,262        143,343
Retained earnings (Note 10) ...............................................       363,768        435,165
Treasury stock, at cost ...................................................       (86,523)       (28,607)
                                                                              -----------    -----------
                                                                                  425,893        555,287
                                                                              -----------    -----------
                                                                              $ 1,280,121    $ 1,668,272
                                                                              ===========    ===========

------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)


                                                                           Three Months Ended             Nine Months Ended
                                                                               October 31                    October 31
                                                                         ------------------------      ------------------------
                                                                            1997           1996           1997           1996
                                                                         ---------      ---------      ---------      ---------
                                                                                         (Note 2)                      (Note 2)
REVENUES
Exploration and production .......................................       $  71,105      $  57,505      $ 189,075      $ 178,399
Gas Services .....................................................         153,020        141,505        380,383        416,619
                                                                         ---------      ---------      ---------      ---------
                                                                           224,125        199,010        569,458        595,018
                                                                         ---------      ---------      ---------      ---------
OPERATING COSTS AND EXPENSES
Exploration and production, including water well
  litigation provisions of $7,000 in the first quarter
  of 1997 and $10,000 in the 1996 periods (Note 6) ................         51,449         55,764        148,570        141,195
Gas services, including royalty litigation settlement pro-
  vision of $26,000 in the second quarter of 1997 (Note 6) .......         133,991        112,771        356,915        343,646
                                                                         ---------      ---------      ---------      ---------
                                                                           185,440        168,535        505,485        484,841
                                                                         ---------      ---------      ---------      ---------
SEGMENT OPERATING EARNINGS (Note 8) ..............................          38,685         30,475         63,973        110,177
General and administrative expense ...............................           7,888          7,784         22,906         22,666
                                                                         ---------      ---------      ---------      ---------
TOTAL OPERATING EARNINGS .........................................          30,797         22,691         41,067         87,511
                                                                         ---------      ---------      ---------      ---------
OTHER EXPENSE
Interest expense .................................................          10,253         14,193         34,646         42,747
Interest expense attributable to discontinued operations .........              --         (8,533)       (15,112)       (25,899)
Interest income ..................................................          (5,139)          (143)        (6,448)          (412)
Other, net .......................................................          (1,832)          (120)        (3,627)        (1,561)
                                                                         ---------      ---------      ---------      ---------
                                                                             3,282          5,397          9,459         14,875
                                                                         ---------      ---------      ----------     ---------
EARNINGS FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES .................................          27,515         17,294         31,608         72,636

INCOME TAXES (Note 5) ............................................           9,780          6,412         10,613         25,509
                                                                         ---------      ---------      ---------      ---------
EARNINGS FROM CONTINUING OPERATIONS ..............................          17,735         10,882         20,995         47,127
                                                                         ---------      ---------      ---------      ---------
DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Earnings from operations, net of income
  taxes of $3,708, $4,071 and $8,221 .............................              --          8,041          7,440         15,839
Loss on sale, net of income tax benefit of $25,878 ...............              --             --        (67,123)            --
                                                                         ---------      ---------      ---------      ---------
                                                                                --          8,041        (59,683)        15,839
                                                                         ---------      ---------      ---------      ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM ........................          17,735         18,923        (38,688)        62,966

EXTRAORDINARY ITEM - EARLY RETIREMENT
  OF DEBT, net of tax benefit of $7,135 (Note 4) .................         (13,250)            --        (13,250)            --
                                                                         ---------      ---------      ---------      ---------
NET EARNINGS (LOSS) ..............................................       $   4,485      $  18,923      $ (51,938)     $  62,966
                                                                         =========      =========      =========      =========
EARNINGS (LOSS) PER SHARE
Earnings from continuing operations ..............................       $     .36      $     .21      $     .41      $     .91
Discontinued real estate operations
  Earnings from operations .......................................              --            .15            .15            .30
  Loss on sale ...................................................              --             --          (1.31)            --
Extraordinary item - Early retirement of debt ....................            (.27)            --           (.26)            --
                                                                         ---------      ---------      ---------      ---------
                                                                         $     .09      $     .36      $   (1.01)     $    1.21
                                                                         =========      =========      =========      =========
AVERAGE COMMON SHARES OUTSTANDING ................................          49,943         51,821         51,210         51,895
                                                                         =========      =========      =========      =========

---------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

               MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended October 31, 1997
                         (dollar amounts in thousands)

                                                                   Additional
                                                       Common       Paid-In       Retained       Treasury
DOLLAR AMOUNTS                                         Stock        Capital       Earnings         Stock          Total
--------------                                       ---------     ---------      ---------      ----------     ---------
BALANCE, JANUARY 31, 1997 ......................     $   5,386     $ 143,343      $ 435,165      $ (28,607)     $ 555,287

Net loss .......................................            --            --        (51,938)            --        (51,938)

Cash dividends declared (36 cents per share on
  Class A and 39 3/4 cents per share on
  Class B) .....................................            --            --        (19,459)            --        (19,459)

Treasury stock purchases .......................            --            --             --        (60,522)       (60,522)

Exercises of stock options .....................            --           (81)            --          2,606          2,525
                                                     ---------     ---------      ---------      ---------      ---------
BALANCE, OCTOBER 31, 1997 ......................     $   5,386     $ 143,262      $ 363,768      $ (86,523)     $ 425,893
                                                     =========     =========      =========      =========      =========





                          ============================




                                       Common Stock Issued                  Treasury Stock
                                   ---------------------------        --------------------------
   SHARE AMOUNTS                       Class A           Class B          Class A          Class B
   -------------                   ----------       ----------        ----------       ---------
BALANCE, JANUARY 31, 1997 .....    23,978,088       29,878,088          922,429        1,092,958

Treasury stock purchases ......            --               --          735,000        1,787,200

Exercises of stock options ....            --               --           (6,000)        (134,854)

Other .........................            (4)              (4)              --               --
                                   ----------       ----------        ---------        ---------
BALANCE, OCTOBER 31, 1997 .....    23,978,084       29,878,084        1,651,429        2,745,304
                                   ==========       ==========        =========        =========


---------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                                         Nine Months Ended
                                                                                                             October 31
                                                                                                     ------------------------
                                                                                                        1997           1996
                                                                                                     ---------      ---------
                                                                                                                     (Note 2)
OPERATING ACTIVITIES
Earnings from continuing operations ............................................................     $  20,995      $  47,127
Adjustments to reconcile earnings from continuing
   operations to cash provided by operating activities
     Depreciation, depletion and amortization ..................................................        77,906         74,914
     Exploration expenses, including dry-hole costs ............................................        12,422         13,183
     Deferred income taxes .....................................................................         8,620         19,070
     Distributions in excess of (less than) earnings of equity investees .......................            38         (1,021)
     Royalty litigation settlement provision ...................................................        26,000             --
     Water well litigation provision ...........................................................         7,000         10,000
     Gain from sale of drilling rigs ...........................................................        (2,382)            --
     Other, net ................................................................................        (3,032)         3,834
                                                                                                     ---------      ---------
                                                                                                       147,567        167,107
     Changes in operating assets and liabilities ...............................................        46,941         67,473
                                                                                                     ---------      ---------
     Cash provided by operating activities .....................................................       194,508        234,580
                                                                                                     ---------      ---------
INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ......................................................................      (172,234)      (118,093)
   Adjustment to cash basis ....................................................................           908         (2,512)
                                                                                                     ---------      ---------
                                                                                                      (171,326)      (120,605)
Net proceeds from sale of The Woodlands Corporation ............................................       480,994             --
Proceeds from sales of property, plant and equipment ...........................................         6,689          8,632
Acquisition of leased equipment ................................................................            --         (6,995)
Other ..........................................................................................         3,361          2,130
                                                                                                     ---------      ---------
     Cash provided by (used for) investing activities ..........................................       319,718       (116,838)
                                                                                                     ---------      ---------
FINANCING ACTIVITIES
Debt repayments ................................................................................      (285,733)       (65,000)
Treasury stock purchases .......................................................................       (60,522)        (3,917)
Debt reacquisition premium .....................................................................       (18,510)            --
Cash dividends .................................................................................       (19,459)       (19,763)
Other ..........................................................................................           556         (1,207)
                                                                                                     ---------      ---------
     Cash used for financing activities ........................................................      (383,668)       (89,887)
                                                                                                     ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS ...................................................................       130,558         27,855

CASH PROVIDED BY DISCONTINUED OPERATIONS                                                                   630         11,875

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................        75,825         17,867
                                                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................................     $ 207,013      $  57,597
                                                                                                     =========      =========

----------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              October 31, 1997


(1)  ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities.

     The Company's exploration and production activities are accounted for using the "successful efforts" method. Impairment computations for proved oil and gas properties are made on a field-by-field basis as conditions warrant. Charges for such impairments, which are included in DD&A expense, totaled $1,640,000 for the three- and nine-month periods ended October 31, 1997 and none and $3,068,000 for the three- and nine-month periods ended October 31, 1996.

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

(2)  DISCONTINUED REAL ESTATE OPERATIONS

On June 12, 1997, the Company entered into an agreement to sell its real estate subsidiary, The Woodlands Corporation (TWC), for $543,000,000 in cash to a partnership of Crescent Real Estate Equities Company and Morgan Stanley Real Estate Fund II, L.P. The transaction was subsequently closed on July 31, 1997. After adjustment for certain net additional amounts received pursuant to the contract and deductions for current income taxes and transaction costs, the Company's net cash proceeds from the sale totaled $480,994,000. Excluded from that transaction were real estate assets located outside The Woodlands that are held for disposal with a book value at the time of the sale - including deferred tax benefits - of approximately $35,000,000. The remaining book value totaled $32,832,000 at October 31, 1997, and the Company plans to liquidate most of these holdings over the next year.

     The Company decided to withdraw from the real estate business upon entering into the definitive agreement to sell TWC on June 12, 1997, and commenced reporting real estate activities as discontinued operations in its financial statements effective that date. The net assets of discontinued real estate operations have been segregated in the accompanying consolidated balance sheet and the results of discontinued operations have been separately reported in the accompanying statements of earnings. Financial statements for prior-year periods have been similarly restated. Interest expense attributable to discontinued operations was determined in the same manner that historically had been used for the Company's real estate operations. Revenues of the discontinued real estate operations totaled approximately $73,094,000 through July 31, 1997. For the three- and nine-month periods ended October 31, 1996, such revenues were $46,396,000 and $128,847,000.

     The net loss incurred in connection with the sale of TWC is summarized as follows (in thousands):

     Proceeds ..................................   $551,376
     Less -  Net book value of assets sold .....    632,732
             Transaction costs and expenses ....     11,645
                                                   --------
     Pretax loss ...............................     93,001
     Income tax benefit ........................     25,878
                                                   --------
     Net loss ..................................   $ 67,123
                                                   ========


     Net assets of discontinued real estate operations consisted of the following at January 31, 1997 (in thousands):

     Current assets .....................................  $  13,420
     Real estate ........................................    649,821
     Notes and contracts receivable and other assets ....     41,687
     Current liabilities ................................    (33,230)
     Long-term debt (excluding intercompany debt) .......     (1,271)
     Deferred income tax liability ......................   (118,416)
     Other deferred credits and long-term liabilities ...    (31,527)
                                                           ---------
                                                           $ 520,484
                                                           =========

(3)  EQUITY INVESTMENTS
At October 31, 1997, the Company's principal partnership interests included the following:

                                                                  Ownership
                                                                  Percentage      Nature of Operations
                                                                  ----------     ----------------------
      Austin Chalk Natural Gas Marketing Services                    45          Natural gas marketing
      Belvieu Environmental Fuels                                   33.33        Production of MTBE
      C&L Processors Partnership                                     50          Natural gas processing
      Ferguson-Burleson County Gas Gathering System                  45          Natural gas gathering
      Gulf Coast Fractionators                                      38.75        Fractionation of
                                                                                  natural gas liquids
      Louisiana Chalk Gathering System                               50          Natural gas gathering
      U. P. Bryan Plant                                              45          Natural gas processing


The Company's net investment in each of these entities is reported as property, plant and equipment in the consolidated balance sheets under the gas services caption. The Company's equity in their pretax earnings is reported as revenues in the consolidated statements of earnings under the gas services caption.

     A summary of the Company's net investments in partnerships at October 31, 1997 and January 31, 1997 and its equity in their pretax earnings (losses) for the nine-month periods ended October 31, 1997 and 1996 follows (in thousands):

                                                                                  Equity in
                                                      Net Investment            Pretax Earnings
                                                 ----------------------    ------------------------
                                                 October 31,  January 31,  October 31,   October 31,
                                                    1997         1997         1997          1996
                                                 ----------   ----------   ----------    ----------
Austin Chalk Natural Gas Marketing Services .     $  1,042     $  2,014     $  2,359      $    997
Belvieu Environmental Fuels .................       38,917       31,174        7,743         6,348
C&L Processors Partnership ..................       23,585       21,433        2,152         4,068
Ferguson-Burleson County Gas Gathering System       45,109       53,164        2,708         7,048
Gulf Coast Fractionators ....................       13,474        9,593        3,881         3,475
Louisiana Chalk Gathering System ............       16,394        4,754         (214)           --
U.P. Bryan Plant ............................        7,184        6,973        3,171         7,150
Others ......................................            3          162           29           258
                                                  --------     --------     --------      --------
                                                  $145,708     $129,267     $ 21,829      $ 29,344
                                                  ========     ========     ========      ========

     Financial statement information is generally reported on a one-month lag for entities accounted for on the equity method. Summarized earnings information (on a 100% basis) for these entities for the three- and nine-month periods ended October 31, 1997 and 1996 follows (in thousands):

                                                                       Three Months                Nine Months
                                                                   ---------------------     ---------------------
                                                                     1997         1996         1997         1996
                                                                   --------     --------     --------     --------
Revenues .....................................................     $181,205     $157,963     $576,572     $530,454

Operating earnings ...........................................       20,977       26,915       67,555       83,971

Pretax earnings (before interest expense for those entities
  whose activities are funded by capital contributions of the
  owners) ....................................................       16,756       21,554       53,776       66,767


     The construction of certain of these partnerships' properties was funded using term loans secured by their assets and in some cases by contractual commitments or guaranties of the partners. Information concerning the debt of these entities to third parties at October 31, 1997 and January 31, 1997 and the Company's proportionate share of such debt at October 31, 1997 is summarized as follows (in thousands):

                                             Entity Total         October 31, 1997 - Company's Share
                                       ------------------------   ----------------------------------
                                       October 31,  January 31,                  Non-
                                          1997         1997       Recourse     Recourse       Total
                                       -----------  -----------   --------     --------     --------
Belvieu Environmental Fuels .......     $107,555     $136,889     $  6,667     $ 29,185     $ 35,852
C&L Processors Partnership ........       57,709       71,209       15,582       13,273       28,855
Gulf Coast Fractionators ..........       51,125       61,750        1,712       18,099       19,811
                                        --------     --------     --------     --------     --------
                                        $216,389     $269,848     $ 23,961     $ 60,557     $ 84,518
                                        ========     ========     ========     ========     ========

See Note 4 of Notes to Consolidated Financial Statements on pages 48 and 49 of the Company's Fiscal 1997 Annual Report for additional information concerning the indebtedness of these partnerships.


(4)  LONG-TERM DEBT

During the third quarter of fiscal 1998, the Company repurchased $185,733,000 face amount of its 9.25% senior notes maturing January 15, 2002. The purchase price was $1,099.66 per $1,000 of principal plus accrued interest based on a yield to maturity of 6.56% (30 basis points over the yield to maturity on the 6 1/8% U.S. Treasury Note due December 31, 2001 as of 2:00 p.m. Eastern Daylight Time on September 11, 1997). In connection with this early retirement of debt, an extraordinary charge was recorded. Before an income tax benefit of $7,135,000, the costs associated with this debt retirement consisted of $18,510,000 in reacquisition premiums, $784,000 of tender offer costs and expenses and the write-off of $1,091,000 of deferred debt placement costs applicable to the retired notes.

     In April 1996, the Company entered into an agreement with a group of banks for a $500,000,000 facility to provide letters of credit to collateralize appeals bonds that might be needed in connection with the North Texas water well litigation discussed in Note 6. In August 1996, letters of credit of $184,300,000 were issued by the banks supporting a supersedeas bond of $224,850,000 that was filed in connection with the Company's appeal of the $204,000,000 judgment in the Bartlett case. Additional letters of credit can be issued under this facility, if required, during a period extending until April 1999, and any amounts drawn against the letters of credit are payable in April 2000. With the reversal of the Bartlett judgment (see Note 6), it is expected that the Company will be able to cancel the appeal bond and the related letters of credit before the end of fiscal 1998. After this is done, the Company will likely substantially reduce the size of the letter of credit facility or terminate it altogether.

     The Company's bank revolving credit agreement consists of a committed $150,000,000 facility, under which nothing was borrowed at October 31, 1997. Accordingly, the Company had $150,000,000 in borrowing capacity available under this agreement at that date. The previous $50,000,000 real estate facility was cancelled effective with the TWC sale.

(5)  INCOME TAXES

Income taxes applicable to earnings from continuing operations for the nine-month periods ended October 31, 1997 and 1996 consist of the following (in thousands):

                                          1997        1996
                                        -------     -------
             CURRENT
             Federal ..............     $ 1,496     $ 4,198
             State ................         497       2,241
                                        -------     -------
                                          1,993       6,439
                                        -------     -------
             DEFERRED
             Federal ..............       7,700      18,146
             State ................         920         924
                                        -------     -------
                                          8,620      19,070
                                        -------     -------
                                        $10,613     $25,509
                                        =======     =======

     Estimated annual tax rates of 33.6% and 35.1%, respectively, were used in computing the income tax provisions for the nine-month periods ended October 31, 1997 and 1996. The differences between these rates and the 35% statutory Federal income tax rate were principally the result of the interplay of the benefit of Federal tax credits and the impact of state income taxes.

     Because of the large taxable gain on the sale of TWC, it is expected that unused alternative minimum tax credits, which totaled $28,614,000 at January 31, 1997, will be substantially utilized during fiscal 1998.


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

     The Company appealed this judgment to the Second Court of Appeals in Forth Worth, Texas, which ruled on the Company's appeal on November 13, 1997. The three-judge panel unanimously reversed the previous decision finding that the plaintiffs failed to prove that the Company's actions were the cause of their alleged damages and that the claims of most plaintiffs were time-barred by statute of limitations. The plaintiffs subsequently requested a reconsideration of the court's decision, which is expected to be denied. It is not known whether the plaintiffs will seek a review of the appellate decision by the Texas Supreme Court.

     In May 1997, another jury in the Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups in an 11-week trial known as the Bailey case. The court entered the judgment on July 15, 1997. After the court subsequently denied their motion for a new trial, the plaintiffs filed a notice of appeal to the Second Court of Appeals.

     Similar lawsuits (each claiming damages of more than $1,000,000) have been brought by 29 other plaintiff groups. To date, there has been only minimal activity with respect to these cases although one of them involving one family (the Nelon case) is scheduled for trial on March 23, 1998 (after a recent postponement from January 20).

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

ROYALTY OWNER LITIGATION. In October 1997, the Company paid $21,000,000 to settle class-action litigation brought on behalf of its North Texas royalty owners in lawsuits styled Rowan Estate Trust, et al and Russell Elvis Lawrence, et al v. Mitchell Energy & Development Corp.

     The settlement resolved all claims that had been or could have been made by the plaintiffs regarding royalty payments in North Texas from inception of the affected agreements to date. Also, the plaintiffs agreed to ratify modified terms and procedures for the processing of gas and the payment of royalties in the affected North Texas counties which are to become effective January 1, 1998.

     Although the Company believes that it had properly calculated and paid all royalties applicable to the subject properties, it concluded a settlement was the appropriate course of action from an ongoing operational and relationship perspective. The Company is in the process of increasing its drilling in this area and, under the terms of the July 1995 gas contract termination agreement with Natural Gas Pipeline Company of America (Natural), it will assume ownership on January 1, 1998 of Natural's 1,100-mile gathering system that serves 1,500 of the Company's North Texas wells and a much smaller number of third-party wells. Having certainty with respect to the matters involved in the litigation facilitates the Company's increased North Texas drilling program and its planned efforts to significantly expand the gas volumes gathered and processed for third parties in the area while helping maintain its longstanding good relations with more than 11,000 royalty owners in the area. The settlement also eliminated (i) a complex litigation risk in an area where case law is not well defined, (ii) potentially significant defense costs, and (iii) the extensive involvement of the Company's personnel that would have been required to continue defending itself against these charges.

     In anticipation of this settlement, the Company recorded a July 1997 financial statement charge of $26,000,000 for the estimated costs it expected to incur in this regard. In addition to the $21,000,000 payment mentioned above, the Company intends to make payments to royalty owners who chose not to participate in the class-action litigation, and expects that the aggregate costs incurred by it in connection with the royalty owner litigation will approximate the amount accrued in July 1997.

SUMMARY. Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for the litigation contingencies discussed in this footnote.

(7)  OTHER CONTINGENCIES

The Company also is party to other claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. The outcome of matters such as these and those discussed in Note 6 cannot be predicted with certainty, and it is possible that future charges might be required that would be significant to the operating results of a particular period. Management believes, however, it is not probable that the ultimate resolution of these matters will have a material adverse effect on the Company's financial position.

(8)  SEGMENT INFORMATION

Selected industry segment data for the nine- and three-month periods ended October 31, 1997 and 1996 are as follows (in thousands):

                                                                             Segment                         Total
                                               Outside                      Operating                      Operating
                                               Revenues                      Earnings                       Earnings
                                        -----------------------     ------------------------      ---------------------------
Nine Months                               1997          1996          1997           1996           1997              1996
-----------                             ---------     ---------     ---------      ---------      ---------         ---------
EXPLORATION AND PRODUCTION
Operations ........................     $ 186,693     $ 174,955     $  45,123      $  37,825      $  36,354         $  29,016
Water well litigation
  provision (see Note 6) ..........            --            --        (7,000)       (10,000)        (7,000)          (10,000)
Gain from sale of
  contract drilling assets ........         2,382            --         2,382             --          2,382                --
Severance tax refunds .............            --            --            --          5,935             --             5,935
Columbia Gas contract
  settlement proceeds .............            --         3,444            --          3,444             --             3,444
                                        ---------     ---------     ---------      ---------      ---------         ---------
                                          189,075       178,399        40,505         37,204         31,736            28,395
                                        ---------     ---------     ---------      ---------      ---------         ---------
GAS SERVICES
Natural gas processing ............       234,960       256,318        24,147         46,111         21,877            43,599
Royalty litigation settlement
  provision (Note 6) ..............            --            --       (26,000)            --        (26,000)               --
Natural gas gathering
  and marketing ...................       134,299       150,392        15,223         17,884         12,432            15,153
Other .............................        11,124         9,909        10,098          8,978          9,811             8,675
                                        ---------     ---------     ---------      ---------      ---------         ---------
                                          380,383       416,619        23,468         72,973         18,120            67,427
                                        ---------     ---------     ---------      ---------      ---------         ---------
CORPORATE .........................            --            --            --             --         (8,789)(b)        (8,311)(b)
                                        ---------     ---------     ---------      ---------      ---------         ---------
                                        $ 569,458     $ 595,018     $  63,973      $ 110,177      $  41,067         $  87,511
                                        =========     =========     =========      =========      =========         =========
Three Months
------------
EXPLORATION AND PRODUCTION
Operations ........................     $  71,105     $  57,505     $  19,656      $  11,741      $  16,723         $   8,874
Water well litigation
  provision (see Note 6) ..........            --            --            --        (10,000)            --           (10,000)
                                        ---------     ---------     ---------      ---------      ---------         ---------
                                           71,105        57,505        19,656          1,741         16,723            (1,126)
                                        ---------     ---------     ---------      ---------      ---------         ---------
GAS SERVICES
Natural gas processing ............        84,763        96,302         8,935         22,353          8,217            21,531
Natural gas gathering
  and marketing ...................        64,955        43,620         7,087          5,071          6,131             4,174
Other .............................         3,302         1,583         3,007          1,310          2,906             1,215
                                        ---------     ---------     ---------      ---------      ---------         ---------
                                          153,020       141,505        19,029         28,734         17,254            26,920
                                        ---------     ---------     ---------      ---------      ---------         ---------
CORPORATE .........................            --            --            --             --         (3,180)(b)        (3,103)(b)
                                        ---------     ---------     ---------      ---------      ---------         ---------
                                        $ 224,125     $ 199,010     $  38,685      $  30,475      $  30,797         $  22,691
                                        =========     =========     =========      =========      =========         =========



                                                                            Capital
                                                  DD&A                  Expenditures(a)
                                        -----------------------     -----------------------
Nine Months                               1997          1996          1997          1996
-----------                             ---------     ---------     ---------     ---------
EXPLORATION AND PRODUCTION
Operations ........................     $  68,248     $  66,874     $ 128,683     $  92,920
Water well litigation
  provision (see Note 6) ..........            --            --            --            --
Gain from sale of
  contract drilling assets ........            --            --            --            --
Severance tax refunds .............            --            --            --            --
Columbia Gas contract
  settlement proceeds .............            --            --            --            --
                                        ---------     ---------     ---------     ---------
                                           68,248        66,874       128,683        92,920
                                        ---------     ---------     ---------     ---------
GAS SERVICES
Natural gas processing ............         2,773         2,673         9,542         4,719
Royalty litigation settlement
  provision (Note 6) ..............            --            --            --            --
Natural gas gathering
  and marketing ...................         4,515         2,913        30,587        14,116
Other .............................            80            80            57           279
                                        ---------     ---------     ---------     ---------
                                            7,368         5,666        40,186        19,114
                                        ---------     ---------     ---------     ---------
CORPORATE .........................         2,290         2,374         3,365         6,059
                                        ---------     ---------     ---------     ---------
                                        $  77,906     $  74,914     $ 172,234     $ 118,093
                                        =========     =========     =========     =========
Three Months
------------
EXPLORATION AND PRODUCTION
Operations ........................     $  24,241     $  20,756     $  51,566     $  43,341
Water well litigation
  provision (see Note 6) ..........            --            --            --            --
                                        ---------     ---------     ---------     ---------
                                           24,241        20,756        51,566        43,341
                                        ---------     ---------     ---------     ---------
GAS SERVICES
Natural gas processing ............           956         1,036         6,772         1,505
Natural gas gathering
  and marketing ...................         1,742           957         8,346         7,246
Other .............................            27            27            20           205
                                        ---------     ---------     ---------     ---------
                                            2,725         2,020        15,138         8,956
                                        ---------     ---------     ---------     ---------
CORPORATE .........................           635           849           956         1,175
                                        ---------     ---------     ---------     ---------
                                        $  27,601     $  23,625     $  67,660     $  53,472
                                        =========     =========     =========     =========


----------------------------------
(a)  On accrual basis, including exploratory expenditures.
(b)  General corporate expenses.

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


(9)  COMMON STOCK REPURCHASE PROGRAM

On August 18, 1997, the Company purchased 700,000 Class A shares and 1,400,000 Class B shares from a financial intermediary under an accelerated stock purchase transaction for a total consideration of approximately $49,700,000 (subject to a market price adjustment provision). Concurrently, the Company commenced a program to spend up to $50,000,000 to directly repurchase Class A and Class B shares in the open market. Through December 10, 1997, 45,000 Class A and 710,000 Class B shares had been so repurchased at an aggregate cost of approximately $19,800,000.


(10) SUBSEQUENT EVENT

On November 21, 1997, the Company declared special cash dividends of 24 and
26.5 cents per share, respectively, on its Class A and Class B common stock. The dividends are payable on December 30, 1997 to shareholders of record at the close of business on December 15, 1997.


(11) SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, including amounts applicable to discontinued operations, totaled $38,057,000 and $39,807,000 during the nine-month periods ended October 31, 1997 and 1996. Income taxes paid during these periods, including amounts applicable to discontinued operations, totaled $56,996,000 and $9,004,000. There were no significant non-cash investing or financing activities during the nine-month periods ended October 31, 1997 and 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Form 10-Q includes forward-looking statements. These include, among others, the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, among others, the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil, the ability to enter into favorable arrangements to use the net proceeds from the sale of The Woodlands Corporation in the desired manner, the impact of pending North Texas water well litigation against the Company and related insurance recoveries, the attainment of forecasted operating levels and reserve replacement, and general economic conditions such as the level of interest rates.

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

     The Company realized $481 million of after-tax proceeds from the TWC sale, which closed on July 31, 1997. Excluded from that sale were real estate assets outside The Woodlands with a net book value (including tax benefits) of approximately $35 million. The Company is working to liquidate these holdings and expects that most will be sold during the next year.

     A balanced reinvestment plan was initiated to utilize the proceeds as quickly as practical, consistent with the Company's objective of growing its core energy businesses in a prudent manner. As part of this plan, $100 million was allocated to the buyback of common stock. On August 18, 1997, the Company purchased 700,000 of its Class A shares and 1,400,000 of its Class B shares in an accelerated stock purchase transaction with a financial intermediary, who borrowed the shares and will be repurchasing replacement shares on the open market. The total consideration was $49.7 million, subject to a market price adjustment provision payable either in the Company's common stock or cash. Concurrently, the Company commenced a program to spend up to an additional $50 million to directly repurchase Class A and Class B shares from time to time in the open market. Through December 10, 1997, 45,000 Class A and 710,000 Class B shares had been so repurchased at an aggregate cost of approximately $19.8 million.

     Also in connection with its reinvestment program, the Company repurchased $185.7 million face amount of its 9.25% senior notes during fiscal 1998's third quarter. Principally because of an acquisition premium paid in connection with this early retirement of debt, an extraordinary charge of $13.25 million was recorded. At October 31, 1997, $414 million of total debt remained outstanding, or $580 million less than the $994 million balance (including short-term debt) at January 31, 1994. The debt-to-equity ratio at October 31, 1997 was .97-to-1, down from 2.12 at the beginning of fiscal 1995.

     Furthermore, special cash dividends equal to one-half of the regular annual dividends on the Company's Class A and Class B common stock were declared in November to share some of the TWC sales proceeds with the stockholders. Such dividends, which will aggregate approximately $12.5 million, are payable on December 30, 1997 to stockholders of record on December 15, 1997.

     The remaining TWC sales proceeds are to be used to expand the scope and scale of the Company's core energy operations. Uses of the proceeds include an acceleration of the Company's capital program and possible acquisitions of oil and gas producing properties and gas gathering and processing facilities that complement its existing operations. In addition, the Company believes it could borrow additional funds and/or issue stock to make substantially larger acquisitions, if appropriate opportunities become available. Special teams have been formed to identify and complete acquisitions in each of the Company's core businesses. Although a number of acquisition candidates have been identified and currently are being evaluated, completing any such purchases will take time. Accordingly, it is not expected that any such acquisitions will significantly impact the Company's earnings or cash flows before fiscal 1999.

     Pending the use of the sales proceeds as described herein, the unused proceeds have been invested in short-term investments of the highest quality at an approximate 5.5% annual rate of return.

     For the reasons discussed in this paragraph, the Company believes that its future funding needs will not be increased to any significant extent by the
North Texas water well litigation.    On November 13, 1997, the Second Court of
Appeals in Fort Worth, Texas ruled on the Company's appeal of the previously reported $204 million judgment against a subsidiary in the Bartlett case. The three-judge panel unanimously reversed the previous decision, finding that all plaintiffs failed to prove that the Company's actions were the cause of their alleged damages and that most plaintiffs' claims were time-barred by statute of limitations. The plaintiffs subsequently asked the court of appeals for a rehearing, which is expected to be denied. The appeals court decision was in line with the May 1997 unanimous jury verdict concerning the second group of these cases, known as the Bailey case. To date, there has been only minimal activity with respect to 29 other similar cases although one of them involving one family (the Nelon case) is scheduled for trial in January 1998.

     If, as expected, the court of appeals denies the plaintiffs' rehearing request in the Bartlett case, the Company will be able to cancel the appeal bond and the related letters of credit. After this is done, the Company likely will terminate the $500 million letter of credit facility or at least substantially reduce its size.

     The Company expects that its fiscal 1998 operating cash flows, together with its available excess cash balances, will be sufficient to cover its debt and stock repurchase and accelerated capital spending programs.



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

     In August 1997, the energy budget was increased by $30 million to $238 million to cover additional exploration and production expenditures for three-dimensional seismic work, exploratory acreage acquisitions and exploratory and development drilling and gas services expenditures for the Vanderbilt pipeline project, which includes the acquisition of that system and its connection to Exxon's Katy gas processing plant. The budget amounts are exclusive of acquisitions that could be made using the TWC sales proceeds. During the first nine months, energy capital additions totaled $172.2 million.

OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and nine-month periods ended October 31, 1997 and 1996 follow:

                                                                          Three Months             Nine Months
                                                                      --------------------    --------------------
                                                                        1997        1996        1997        1996
                                                                      --------     -------     -------     -------
AVERAGE DAILY VOLUMES
Natural gas sales (Mcf) ..........................................     239,900     226,200     235,000     226,100
Crude oil and condensate sales (Bbls) ............................       5,900       5,300       5,900       5,400
Natural gas liquids produced (Bbls) ..............................      45,900      47,200      45,700      45,800
Pipeline throughput (Mcf) ........................................     410,300     415,800     420,400     397,300

AVERAGE SALES PRICES
Natural gas (per Mcf) ............................................     $  2.66     $  2.21     $  2.38     $  2.29
Crude oil and condensate (per Bbl) ...............................       18.89       22.62       19.09       20.78
Natural gas liquids produced (per Bbl) ...........................       14.33       16.55       13.52       14.80




EARNINGS FROM CONTINUING OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1996

Earnings from continuing operations for the nine-month periods ended October 31, 1997 - both before and after unusual items - are summarized in the table on the following page. Earnings from continuing operations for fiscal 1998's first nine months of $21.0 million were $26.1 million below those of the prior-year period largely because of the impact of unusual items, which reduced such earnings of the fiscal 1998 and 1997 periods by $19.7 million and $.4 million, respectively. Excluding the effects of the unusual items, such earnings totaled $40.7 million during fiscal 1998's first nine months, or $6.8 million below the prior-year period's $47.5 million.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the nine-month periods (in millions):

                                                                       Segment                         Earnings from
                                                                  Operating Earnings               Continuing Operations
                                                                  --------------------             ---------------------
                                                                  Exploration                        Before
                                                                     and        Gas                  Income     After
                                                                  Production  Services    Other*     Taxes       Tax
                                                                  ----------- --------    ------     ------     -----
FISCAL 1997 AMOUNTS ...........................................     $37.2       $73.0     $(37.6)    $72.6      $47.1
                                                                    -----       -----     ------     -----      -----
ELIMINATE IMPACT OF FISCAL 1997 UNUSUAL ITEMS
Water well litigation provision (see page 9) ..................      10.0          --         --      10.0        6.2
Severance tax refund (see page 12) ............................      (5.9)         --         --      (5.9)      (3.7)
Columbia Gas contract settlement
  proceeds (see page 12) ......................................      (3.5)         --         --      (3.5)      (2.1)
                                                                    -----       -----     ------     -----      -----
                                                                       .6          --         --        .6         .4
                                                                    -----       -----     ------     -----      -----
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEMS ......................      37.8        73.0      (37.6)     73.2       47.5
                                                                    -----       -----     ------     -----      -----
MAJOR INCREASES (DECREASES)
Higher natural gas sales price ................................       6.8          --         --       6.8        4.4
Higher natural gas sales volumes ..............................       1.3          --         --       1.3         .8
Higher operating expenses .....................................      (3.2)         --         --      (3.2)      (2.1)
Proved property impairments ...................................       1.5          --         --       1.5        1.0
Natural gas processing
  Price related decreases in NGL margins ......................        --       (13.9)        --     (13.9)      (9.0)
  Higher operating expenses, principally repairs
    and maintenance at the Bridgeport plant ...................        --        (5.1)        --      (5.1)      (3.3)
  Lower NGL marketing earnings due to
    declining prices early in fiscal 1998
    and rising prices late in fiscal 1997 .....................        --        (2.9)        --      (2.9)      (1.9)
  Gas gathering and marketing .................................        --        (2.7)        --      (2.7)      (1.8)
  Equity in earnings of MTBE plant partnership ................        --         1.3         --       1.3         .8
  Interest expense ............................................        --          --        8.1       8.1        5.3
  Interest expense attributable to discontinued
    operations (only covers six months in fiscal 1998) ........        --          --      (10.7)    (10.7)      (7.0)
  Investment income on excess cash balances ...................        --          --        6.0       6.0        3.9
  Other, net ..................................................        .9         (.2)       1.8       2.5        2.1
                                                                    -----       -----     ------     -----      -----
                                                                      7.3       (23.5)       5.2     (11.0)      (6.8)
                                                                    -----       -----     ------     -----      -----
FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEMS ......................      45.1        49.5      (32.4)     62.2       40.7
                                                                    -----       -----     ------     -----      -----
FISCAL 1998 UNUSUAL ITEMS
Royalty litigation settlement
  provision  (see page 10) ....................................        --       (26.0)        --     (26.0)     (16.9)
Water well litigation provision (see page 9) ..................      (7.0)         --         --      (7.0)      (4.3)
Gain from sale of remaining
  contract drilling assets (see page 11) ......................       2.4          --         --       2.4        1.5
                                                                    -----       -----     ------     -----      -----
                                                                     (4.6)      (26.0)        --     (30.6)     (19.7)
                                                                    -----       -----     ------     -----      -----
FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEMS .......................     $40.5       $23.5     $(32.4)    $31.6      $21.0
                                                                    =====       =====     ======     =====      =====

-----------------------------------
* Includes general and administrative expense and other expense

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $45.1 million during fiscal 1998's first nine months were $7.3 million above the $37.8 million of the prior-year's comparable period largely as a result of the period's higher natural gas prices. After overcoming problems that held back production gains in the first and second quarters, the Company's natural gas production averaged almost 240 MMcf per day in the third quarter, 6% above the level for the comparable period last year.

HIGHER NATURAL GAS SALES PRICE ($6.8 MILLION INCREASE). The Company's natural gas sales price during the first nine months of fiscal 1998 averaged $2.38 per Mcf, $.09 above the $2.29 of the comparable period of the prior year, increasing operating earnings by $6.8 million.

HIGHER NATURAL GAS SALES VOLUMES ($1.3 MILLION INCREASE). Natural gas sales volumes averaged 235.0 MMcf per day during fiscal 1998's first nine months, up from 226.1 MMcf during the comparable prior-year period, increasing operating earnings by $1.3 million.

HIGHER OPERATING EXPENSES ($3.2 MILLION DECREASE). This unfavorable variance resulted principally from increased spending for repairs and maintenance, property taxes and contract services. Also, the prior-year period benefitted from reimbursements by a third party under an indemnification agreement of expenses incurred several years ago.

PROVED-PROPERTY IMPAIRMENTS ($1.5 MILLION INCREASE). An impairment charge of $1.6 million was recorded during the first nine months of fiscal 1998, or $1.5 million less than the $3.1 million recorded in the same period of the prior year. The fiscal 1998 charge involved a New Mexico field where certain wells were sold and reserve estimates were lowered for the remaining wells. The prior-year period's charge occurred because of disappointing drilling results for one well and downward revisions in reserve estimates for that field in the Gulf of Mexico.


GAS SERVICES OVERVIEW

Gas services operating earnings before unusual items declined $23.5 million (to $49.5 million) during the first nine months of fiscal 1998 largely because of price-related reductions in earnings from gas processing and gas gathering and marketing and increased gas processing operating expenses.

NATURAL GAS PROCESSING - PRICE-RELATED DECREASES IN NGL MARGINS ($13.9 MILLION DECREASE). The average price for NGLs produced during fiscal 1998's first nine months of $13.52 per barrel was 9% below the prior period's $14.80, decreasing NGL revenues by $15.4 million. Feedstock costs declined by only $1.5 million, however, as the NGL-price-related reduction in producer payments was largely offset by fuel and shrinkage cost increases associated with the current period's higher natural gas prices.

GAS GATHERING AND MARKETING ($2.7 MILLION DECREASE). A $2.2 million decline in gross margins on buy/resale activities was the principal cause of this decrease. Earnings increases from the Austin Chalk lean-gas system's increased throughput were unable to offset the downward impact on the rich-gas system's earnings of ongoing production declines for the wells it services.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($1.3 MILLION INCREASE). This variance was primarily due to a $.7 million increase in operating income because of approximately 39 days less downtime in the current year (12 versus
51) and a $.7 million decline in interest expense which resulted largely from ongoing quarterly paydowns of the partnership's debt. The plant experienced several shutdowns in the prior year including an unscheduled 7-day shutdown in February 1996 to repair a turbine, a longer-than-expected 25-day maintenance turnaround in August 1996 and an unscheduled 19-day shutdown in September to correct a catalyst backflow problem. In contrast, the plant was down only 12 days in the current-year period for its scheduled annual maintenance turnaround.


OTHER

INTEREST EXPENSE ($8.1 MILLION INCREASE). Interest expense was $8.1 million lower during fiscal 1998's first nine months because of a $163.3 million decline in the average balance of outstanding debt, which resulted primarily from the repayment of a $30 million term loan on January 28, 1997, $100 million of senior notes on February 18, 1997 and $185.7 million of senior notes in the third quarter.

EARNINGS FROM CONTINUING OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1996

     Earnings from continuing operations for the three-month periods ended October 31, 1997 and 1996 are summarized in the table which follows. Net earnings for the third quarter of fiscal 1998 were $17.7 million, compared with $10.9 million in the prior-year period, when a $10 million water well litigation provision reduced net earnings by $6.2 million. Excluding the effects of unusual items, fiscal 1998's third quarter earnings of $17.7 million were $.6 million above the $17.1 million of the prior-year period.

     The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):



                                                                       Segment                         Earnings from
                                                                  Operating Earnings               Continuing Operations
                                                                  --------------------             ---------------------
                                                                  Exploration                        Before
                                                                     and        Gas                  Income     After
                                                                  Production  Services    Other*     Taxes       Tax
                                                                  ----------- --------    ------     ------     -----
FISCAL 1997 AMOUNTS ...........................................     $ 1.7      $28.7      $(13.1)    $17.3      $10.9

ELIMINATE IMPACT OF FISCAL 1997 UNUSUAL ITEM

Water well litigation provision (see page 9) ..................      10.0         --          --      10.0        6.2
                                                                    -----      -----      ------     -----      -----
FISCAL 1997 AMOUNTS BEFORE UNUSUAL ITEM .......................      11.7       28.7       (13.1)     27.3       17.1
                                                                    -----      -----      ------     -----      -----
MAJOR INCREASES (DECREASES)
Higher natural gas sales price ................................      10.3         --          --      10.3        6.7
Higher natural gas sales volumes ..............................        .9         --          --        .9         .6
Crude and condensate sales ....................................      (1.0)        --          --      (1.0)       (.7)
Proved property impairments
  ($1.6 versus none -- see page 17) ...........................      (1.6)        --          --      (1.6)      (1.0)
Natural gas processing
  Price related decreases in NGL margins ......................        --      (10.6)         --     (10.6)      (6.9)
  Lower NGL sales volumes
    (45.9 MBbls/d versus 47.2) ................................        --       (1.0)         --      (1.0)       (.7)
  Higher repairs and maintenance expense,
    principally at the Bridgeport plant .......................        --       (2.6)         --      (2.6)      (1.7)
Gas gathering and marketing ...................................        --        2.0          --       2.0        1.3
Equity in earnings of MTBE plant partnership ..................        --        2.5          --       2.5        1.6
Interest expense ..............................................        --         --         3.9       3.9        2.5
Interest expense attributable to discontinued
  operations (none versus $8.5) ...............................        --         --        (8.5)     (8.5)      (5.5)
Investment income on excess cash balances .....................        --         --         5.0       5.0        3.3
Other, net ....................................................       (.7)        --         1.6        .9        1.1
                                                                    -----      -----      ------     -----      -----
                                                                      7.9       (9.7)        2.0        .2         .6
                                                                    -----      -----      ------     -----      -----
FISCAL 1998 AMOUNTS ...........................................     $19.6      $19.0      $(11.1)    $27.5      $17.7
                                                                    =====      =====      ======     =====      =====

------------------------------------
* Includes general and administrative expense and other expense

EXPLORATION AND PRODUCTION OVERVIEW

     Exploration and production segment operating earnings of $19.6 million during the third quarter of fiscal 1998 were $7.9 million above the $11.7 million of fiscal 1997's third quarter (before unusual item) principally because of higher natural gas prices. The Company's natural gas sales price averaged $2.66 per Mcf during the third quarter of fiscal 1998, or 20% higher than the $2.21 of the prior-year period.

HIGHER NATURAL GAS SALES VOLUME ($.9 MILLION INCREASE). Natural gas sales volumes averaged 239.9 MMcf per day during the current quarter, up from 226.2 during the third quarter of the prior year. The volume increases were primarily the result of activities in North Texas and the Lake Creek and Personville fields.

CRUDE AND CONDENSATE SALES ($1.0 MILLION DECREASE). The average sales price for crude and condensate during fiscal 1998's third quarter was $18.89 per barrel, down from the $22.62 of the prior-year period, reducing operating earnings by $2.0 million. Partially offsetting the impact of this was a 600-barrel-per-day increase in production, which added $1.0 million to operating earnings.


GAS SERVICES OVERVIEW

Gas services operating earnings declined by $9.7 million to $19.0 million during the third quarter of fiscal 1998 due principally to lower NGL margins and higher repairs and maintenance costs at the Bridgeport plant, the impact of which was partially offset by other items.

NATURAL GAS PROCESSING - PRICE-RELATED DECREASES IN NGL MARGINS ($10.6 MILLION
DECREASE).   The Company's NGL price averaged $14.33 per barrel during the current quarter, down 13% from the $16.55 of the prior-year's comparable period, reducing NGL revenues by $9.0 million. Furthermore, feedstock costs were $1.6 million higher as the period's higher natural gas prices caused fuel and shrinkage costs to increase by a greater amount than producer payments were reduced by the lower NGL prices.

GAS GATHERING AND MARKETING ($2.0 MILLION INCREASE). Price-related improvements in gross margins for onsystem buy/resale and offsystem marketing activities were the principal causes of this earnings increase.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($2.5 MILLION INCREASE). This earnings improvement occurred primarily because the plant was shut-down for maintenance for substantially fewer days in the current quarter (see page 17 for additional information).


OTHER

INTEREST EXPENSE ($3.9 MILLION INCREASE). Interest expense during fiscal 1998's third quarter totaled $10.3 million, or $3.9 million less than during the fiscal 1997 quarter. This decline occurred principally because of a decline in the Company's average debt balance (for the reasons discussed on page 17).

                          Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

     No exhibits are filed with this report.

(b) On August 15, 1997, the Company filed a Form 8-K reporting the sale of The Woodlands Corporation to a partnership of Crescent Real Estate Equities Company and Morgan Stanley Real Estate Fund II, L.P. in a transaction that closed on July 31, 1997 and its decision to withdraw from the real estate business. The following unaudited financial statements of the Company were filed with this report:

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





                                         MITCHELL ENERGY & DEVELOPMENT CORP.
                                         -----------------------------------
                                                     (Registrant)




Dated:  December 12, 1997                By:  /s/ Philip S. Smith
                                         -----------------------------------
                                         Philip S. Smith
                                         Senior Vice President - Administration
                                         and Chief Financial Officer