Form 10-K405
period 1998-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1998-04-02
CIK 311995

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 1998 was approximately $213,923,000.

            Shares of common stock outstanding at February 28, 1998:
                              Class A - 22,321,144
                              Class B - 26,745,982

                       DOCUMENTS INCORPORATED BY REFERENCE
             Portions of the following documents are incorporated by
               reference into the indicated parts of this report:

             Annual Report to Stockholders for the fiscal year ended
                       January 31, 1998 - Parts I and II.

          Definitive Proxy Statement to be filed within 120 days after
                          January 31, 1998 - Part III.


================================================================================

                                     PART I

ITEM 1 - BUSINESS

       Except for discussions of competition and insurance, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the fiscal year ended January 31, 1998 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).

        CROSS REFERENCE TO APPLICABLE SECTIONS
           OF ANNUAL REPORT TO STOCKHOLDERS                    PAGE
        --------------------------------------                 ----
                                                              Inside
        The Company......................................   Front Cover
        Exploration and Production.......................      4 - 17
        Gas Services.....................................     18 - 30
        Notes to Consolidated Financial Statements
          Note 10:  Segment Information..................     55 - 57

Competition

      The Registrant is a holding company which conducts all of its operations through its subsidiaries, collectively referred to as "the Company." The Company is one of the country's largest independent producers of natural gas and natural gas liquids.

      Its operations include the exploration for and production of natural gas and crude oil, production of natural gas liquids (NGLs) and the operation of gas gathering systems. Within these businesses, the Company competes with many companies that have substantially larger financial and other resources or whose operations are more fully integrated than the Company's. The oil and gas industry is highly competitive. There is competition within the industry and also with other industries in supplying the fuel and energy needs of commerce, industry and individuals.

      The Company owns or has interests in natural gas processing plants located in Texas and Oklahoma, and it ranked 16th in daily domestic NGL production in calendar 1996. The Company has fractionating equipment at several of its processing plants and also owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company participates in the petrochemical business through its one-third interest in a plant at Mont Belvieu, Texas that produces methyl tertiary butyl ether (MTBE), an oxygenate used in the production of environmentally cleaner gasoline. This plant has a daily capacity of approximately 16,500 barrels.

      The Company owns or operates natural gas gathering systems located in Texas with an overall length of more than 9,500 miles. These systems operate in highly competitive local markets and intersect with numerous pipeline systems enabling the Company to buy, sell, transport and exchange gas with other pipeline operators.

      The Company's operations have been and in the future may be affected in varying degree by general economic conditions and by laws and regulations, including restrictions on production, price controls, tax increases and environmental regulations. The Company's energy price realizations are often volatile and generally are affected both by domestic and world supply and demand conditions.

Insurance

      The Company's business is subject to all the operating risks normally associated with exploration and production of natural gas and oil; extraction of NGLs from natural gas streams and natural gas gathering and transportation. Such risks include well blow-out, fire and explosion, pollution, flood and other events which could result in the damage to or destruction of assets owned by the Company or third parties and the injury of employees and other persons. The Company, following practices customary within the industries in which it operates, purchases insurance coverage against most, but not all, of these operating risks as protection against financial loss and believes it is adequately insured against public liability claims and physical damage losses. Losses and liabilities, to the extent not covered by insurance, could reduce the Company's cash flows and increase its costs.

ITEM 2 - PROPERTIES

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS              PAGE
      --------------------------------------           ----
      Exploration and Production.....................  4 - 17
      Gas Services................................... 18 - 30
      Operating Statistics...........................   35
      Supplemental Oil and Gas Information........... 61 - 64

OTHER OIL AND GAS RELATED DATA

      The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                          Year Ended January 31
                                                   -------------------------------------
                                                      1998         1997         1996
                                                   -----------  -----------  -----------
Combined natural gas, crude oil and condensate
    production (thousand cubic feet per day)*          285,000      261,000      249,000
Average production cost per
    equivalent thousand cubic feet ...........     $       .68  $       .69  $       .65

---------------
*Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas on a 6-to-1 basis.



UNDEVELOPED ACREAGE AT JANUARY 31, 1998

                                                                        Earliest Material
                                                Areas of Concentration   Expiration (a)
                                               -----------------------  -----------------
                             Gross     Net                         %     Net     Calendar
Location                     Acres    Acres     County or Area    (b)    Acres     Year
--------                    -------- --------  ----------------   ----  -------  --------
Texas.....................   389,200  264,300  North Texas          48   83,400    1999
South Dakota..............    84,100   24,100  Butte               100    7,600    1998
Ohio......................    30,200   30,000  Lawrence             87    8,600    1998
Utah......................    28,000   11,600  Uintah              100    2,600    1999
Louisiana.................    27,300   24,500  Jefferson Davis      76    4,400    2000
Alabama...................    27,000   16,400  Butler, Conecuh      84   11,000    1999
Mississippi...............    20,500    8,200  Smith and Wayne      80    1,000    2000
New Mexico................    20,400   18,800  Lea                  87    2,400    1999
Other (c).................    33,100   23,900
                           ---------  -------
Total undeveloped acreage.   659,800  421,800
Producing acreage.........   761,600  571,600
                           ---------  -------
Total acreage............. 1,421,400  993,400
                           =========  =======


-------------------------

(a)  Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c)  Includes Colorado, Michigan, Montana, Oklahoma and Wyoming.

DRILLING ACTIVITY (a)
For the year ended January 31

                                                   Exploratory            Development               Total
                                               ------------------     ------------------     ------------------
    Well Completions                 Total     Oil     Gas    Dry     Oil     Gas    Dry     Oil     Gas    Dry
-------------------------            -----     ---     ---    ---     ---     ---    ---     ---     ---    ---
Gross Wells - 1998
   North Texas.....................    105      23       4      9       -      69      -      23      73      9
   East Texas......................     35       -       4      2       -      28      1       -      32      3
   Gulf Coast......................     24       1       4      3       1      15      -       2      19      3
   West Texas......................     97       1       -      2      94       -      -      95       -      2
   Other...........................     11       -       -      2       5       3      1       5       3      3
                                      ----    ----    ----   ----    ----    ----   ----    ----    ----   ----
     Total (b).....................    272      25      12     18     100     115      2     125     127     20
                                      ====    ====    ====   ====    ====    ====   ====    ====    ====   ====

Net Wells
   1998............................  162.1    15.0     5.5   10.2    23.2   106.7    1.5    38.2   112.2   11.7

   1997............................  119.1     6.1     1.0   12.1    22.0    74.2    3.7    28.1    75.2   15.8

   1996............................   94.7      .3     5.1    3.8     2.2    81.6    1.7     2.5    86.7    5.5

----------------------------
(a)  Excludes service wells.
(b) An additional 34 wells (24.3 net wells) were in the process of being drilled or completed on January 31, 1998.

ITEM 3 - LEGAL PROCEEDINGS

      See Note 7 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal 1998, no matter was submitted to a vote of security holders, either through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of the executive officers of the Company as of March 1, 1998.


                                                                                                      Officer
        Name                                   Position                              Age               Since
        ----                                   --------                              ---             -------
George P. Mitchell            Chairman and Chief Executive Officer                    78               1946
Bernard F. Clark              Vice Chairman                                           76               1956
W. D. Stevens                 President and Chief Operating Officer                   63               1994
Philip S. Smith               Senior Vice President and Chief Financial Officer       61               1980
Allen J. Tarbutton, Jr.       Senior Vice President, Gas Services                     59               1974
Thomas P. Battle              Senior Vice President, Legal and Governmental           55               1982
                              Affairs, General Counsel and Secretary

The year in the "Officer Since" column is the beginning of the period during which the indicated individual has continuously served as an officer of the Company (although not necessarily as an "executive officer").

      All of the executive officers were elected at a Board of Directors meeting held on June 25, 1997 for a term of one year, or until their respective successors are qualified.

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

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                          PAGE
      --------------------------------------                       ----
      Quarterly Stock Data.....................................     35
      Corporate Information....................................   Inside
                                                                Back Cover

The numbers of holders of record of Class A Common Stock and of Class B Common Stock at February 28, 1998 were 1950 and 1932, respectively. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 6,000 Class A and 7,000 Class B holders of its common stock.

ITEM 6 - SELECTED FINANCIAL DATA

      Information required by this item is incorporated by reference from pages 65 and 66 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information for the fiscal years 1994 through 1998 provided under the following captions: Revenues, earnings from continuing operations, net earnings (loss), earnings per share (basic and diluted), cash dividends per share, ratio of earnings to fixed charges, total assets and long-term debt.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

      Information required by this item is incorporated by reference from pages 31 through 41 of the Annual Report to Stockholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                         PAGE
      --------------------------------------                      ----
      Consolidated Financial Statements........................  42 - 45
      Notes to Consolidated Financial Statements...............  46 - 59
      Report of Independent Public Accountants.................    60
      Supplemental Oil and Gas Information (unaudited).........  61 - 64
      Quarterly Financial Data (unaudited).....................    41

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No Form 8-K was filed by the Registrant during its fiscal years ended January 31, 1998 and 1997 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 5 of this Form 10-K for information regarding Executive Officers of the Registrant.


ITEM 11 - EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998, under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998, under the caption "Certain Transactions."

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                    PAGE
      --------------------------------------                                 ----
      Quarterly Financial Data (unaudited).................................    41
      Consolidated Balance Sheets..........................................    42
      Consolidated Statements of Earnings..................................    43
      Consolidated Statements of Stockholders' Equity......................    44
      Consolidated Statements of Cash Flows................................    45
      Notes to Consolidated Financial Statements...........................  46 - 59
      Report of Independent Public Accountants.............................    60
      Supplemental Oil and Gas Information (unaudited).....................  61 - 64


FINANCIAL STATEMENT SCHEDULES
                                                                              Page
                                                                              ----
      Report of Independent Public Accountants.............................    S-1

      Schedule I - Condensed Financial Information of the Registrant.......    S-2
                    at January 31, 1998 and 1997 and for the Years.........    thru
                    Ended January 31, 1998, 1997 and 1996..................    S-5

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

4(a) The senior indenture dated August 1, 1991 by and between Mitchell Energy & Development Corp., as Issuer, and First City, Texas - Houston, National Association (succeeded by Chase Bank of Texas, N.A.), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No. 33-42340.

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

4(c) The amended and restated credit agreement dated as of April 19, 1996 among Southwestern Gas Pipeline, Inc., MND Energy Corporation, the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, as amended by the first amendment dated January 31, 1997, the second amendment dated July 31, 1997 and the third amendment dated January 30, 1998.

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

10(d) 1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1992. The first amendment to such Plan effective as of June 24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993. The second amendment, effective February 9, 1993, and the third amendment, effective January 18, 1996, to such Plan are incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1996. The fourth amendment, effective June 25, 1997, is attached hereto as exhibit 10(d).

10(e)  1997 Bonus Unit Plan.

10(f) Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1994.

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

10(i) The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the Annual Report on Form 10-K dated January 31, 1997.

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

12     Computation of Ratio of Earnings to Fixed Charges.

13     Annual Report to Stockholders for the fiscal year ended January 31, 1998.

21     List of Subsidiaries as of January 31, 1998.

23     Consent of Independent Public Accountants.

99 Mitchell Energy & Development Corp. Thrift and Savings Plan - Annual Report on Form 11-K for the fiscal year ended January 31, 1998.

REPORTS FILED ON FORM 8-K

      No reports were filed on Form 8-K during the quarter ended January 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp



               /s/ George P. Mitchell                       March 20, 1998
--------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



             /s/ George P. Mitchell                         March 20, 1998
--------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer



               /s/ Bernard F. Clark                         March 20, 1998
--------------------------------------------------
          Bernard F. Clark, Vice Chairman



                 /s/ W. D. Stevens                          March 20, 1998
--------------------------------------------------
        W. D. Stevens, Director, President
            and Chief Operating Officer



                /s/ Philip S. Smith                         March 20, 1998
--------------------------------------------------
      Philip S. Smith, Senior Vice President -
      Administration, Chief Financial Officer
        and Principal Accounting Officer



              /s/ Robert W. Baldwin                         March 20, 1998
--------------------------------------------------
            Robert W. Baldwin, Director



               /s/ William D. Eberle                        March 20, 1998
--------------------------------------------------
            William D. Eberle, Director

               /s/ Shaker A. Khayatt                        March 20, 1998
--------------------------------------------------
            Shaker A. Khayatt, Director



                    /s/ Ben F. Love                         March 20, 1998
--------------------------------------------------
               Ben F. Love, Director



                   /s/ Walter A. Lubanko                    March 20, 1998
--------------------------------------------------
            Walter A. Lubanko, Director



                    /s/ J. Todd Mitchell                    March 20, 1998
--------------------------------------------------
             J. Todd Mitchell, Director



                  /s/ M. Kent Mitchell                      March 20, 1998
--------------------------------------------------
             M. Kent Mitchell, Director



              /s/ Constantine S. Nicandros                  March 20, 1998
--------------------------------------------------
           Constantine S. Nicandros, Director



               /s/ Raymond L. Watson                        March 20, 1998
--------------------------------------------------
            Raymond L. Watson, Director



               /s/ J. McDonald Williams                     March 20, 1998
--------------------------------------------------
           J. McDonald Williams, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mitchell Energy & Development Corp.:


        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Mitchell Energy & Development Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 23, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 on page 8 is the responsibility of the Company's management and is presented for purposes of complying with rules of the Securities and Exchange Commission, and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                ARTHUR ANDERSEN LLP

Houston, Texas
March 23, 1998

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================

                       Mitchell Energy & Development Corp.
                            CONDENSED BALANCE SHEETS
                            January 31, 1998 and 1997
                                 (in thousands)

                                                               1998           1997
                                                            ----------     ----------
ASSETS                                                                      (Note C)
Cash and cash equivalents..............................     $   96,572     $   68,644
Net assets of discontinued operations .................         26,056             --
Other current assets ..................................          3,984          1,362
                                                            ----------     ----------
  Total current assets ................................        126,612         70,006
Investment in consolidated subsidiaries,
  at cost plus equity in undistributed earnings .......        389,778        397,909
Investment in discontinued operations (Note C) ........             --        520,484
Advances to subsidiaries ..............................        314,097        279,123
Trust fund for nonqualified retirement benefits .......         12,583         11,251
Deferred financing costs ..............................          1,447          2,881
Other .................................................             57            157
                                                            ----------     ----------
                                                            $  844,574     $1,281,811
                                                            ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt ..................     $       --     $  100,000
Other current liabilities .............................         14,442         22,543
                                                            ----------     ----------
  Total current liabilities ...........................         14,442        122,543
Long-term debt (Note D) ...............................        414,267        600,000
Deferred credits and other liabilities ................          2,939          3,981
Commitments and contingencies (Note E)
Stockholders' equity ..................................        412,926        555,287
                                                            ----------     ----------
                                                            $  844,574     $1,281,811
                                                            ==========     ==========


================================================================================

                       Mitchell Energy & Development Corp.
                        CONDENSED STATEMENTS OF EARNINGS
               For the Years Ended January 31, 1998, 1997 and 1996
                    (in thousands, except per-share amounts)

                                                                    1998            1997            1996
                                                                 ----------      ----------      ----------
                                                                                  (Note C)        (Note C)
EQUITY IN NET EARNINGS OF SUBSIDIARIES .....................     $   37,865      $   85,475      $  101,063
                                                                 ----------      ----------      ----------

OTHER (INCOME) EXPENSE
Interest expense - third parties ...........................         42,531          53,931          54,076
Interest income on subsidiary advances .....................        (32,796)        (54,846)        (54,782)
Interest income on cash investments ........................         (8,549)           (498)             --
General and administrative expense (Note F) ................             --              --              --
Other, net .................................................           (710)           (176)          1,010
Income taxes (Note B) ......................................           (437)            763              47
                                                                 ----------      ----------      ----------
                                                                         39            (826)            351
                                                                 ----------      ----------      ----------
EARNINGS FROM CONTINUING OPERATIONS ........................         37,826          86,301         100,712
                                                                 ----------      ----------      ----------
DISCONTINUED REAL ESTATE OPERATIONS (Note C)
Earnings (loss) from operations, net of income
  taxes of $4,071, $8,914 and ($34,218) ....................          7,440          16,925         (63,583)
Loss on sale, net of income tax benefit of $25,878 .........        (67,123)             --              --
                                                                 ----------      ----------      ----------
                                                                    (59,683)         16,925         (63,583)
                                                                 ----------      ----------      ----------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM ..................        (21,857)        103,226          37,129
EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT (Note D) .......        (13,250)             --              --
                                                                 ----------      ----------      ----------
NET EARNINGS (LOSS) ........................................     $  (35,107)     $  103,226      $   37,129
                                                                 ==========      ==========      ==========


BASIC AND DILUTED EARNINGS PER SHARE (NOTE I)
Class A -     Earnings from continuing operations ..........     $      .71      $     1.64      $     1.91
              Net earnings (loss) ..........................           (.66)           1.96             .69
Class B -     Earnings from continuing operations ..........            .77            1.68            1.96
              Net earnings (loss) ..........................           (.72)           2.01             .74



--------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================

                       Mitchell Energy & Development Corp.
                       CONDENSED STATEMENTS OF CASH FLOWS
               For the Years Ended January 31, 1998, 1997 and 1996
                                 (in thousands)


                                                                       1998           1997           1996
                                                                    ---------      ---------      ---------
OPERATING ACTIVITIES                                                                (Note C)       (Note C)
Earnings from continuing operations ...........................     $  37,826      $  86,301      $ 100,712
Adjustments to reconcile earnings from continuing
    operations to cash provided by operating activities
       Equity in net earnings of subsidiaries .................       (37,865)       (85,475)      (101,063)
       Dividends from consolidated subsidiaries ...............        46,000         35,000         30,000
       Deferred income taxes ..................................         7,662             39          1,154
       Changes in operating assets and liabilities ............        (7,247)        10,384          3,452
       Other ..................................................         1,556            972          1,295
                                                                    ---------       ---------      --------
    Cash provided by operating activities .....................        47,932         47,221         35,550
                                                                    ---------       ---------      --------

INVESTING ACTIVITIES
Investments in subsidiaries ...................................            --           (550)          (600)
Proceeds from sale of TWC .....................................       480,994             --             --
Advances (to) from subsidiaries, net ..........................       (92,734)        17,079            582
Funding of trust for nonqualified retirement benefits .........        (1,332)       (11,251)            --
Other .........................................................            96            (25)           (25)
                                                                    ---------      ---------      ---------
    Cash provided by (used for) investing activities ..........       387,024          5,253            (43)
                                                                    ---------      ---------      ---------

FINANCING ACTIVITIES
Debt repayments ...............................................      (285,733)            --             --
Cash dividends (including special dividends of $12,462 in 1998)       (38,153)       (26,342)       (26,421)
Debt extinguishment costs .....................................       (19,294)            --             --
Treasury stock purchases ......................................       (72,465)        (3,917)        (4,227)
Other .........................................................         3,082            399            338
                                                                    ---------      ---------      ---------
    Cash used for financing activities ........................      (412,563)       (29,860)       (30,310)
                                                                    ---------      ---------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS ..................................        22,393         22,614          5,197
CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS ...........         5,535         45,945         (5,462)
CASH AND CASH EQUIVALENTS, beginning of year ..................        68,644             85            350
                                                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year ........................     $  96,572      $  68,644      $      85
                                                                    =========      =========      =========


--------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================

                       Mitchell Energy & Development Corp.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         JANUARY 31, 1998, 1997 AND 1996


(A) General. The accompanying condensed financial statements of Mitchell Energy & Development Corp. (MEDC) should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Stockholders of Mitchell Energy & Development Corp. and subsidiaries (the Company) for fiscal 1998, which is filed as an exhibit to this annual report on Form 10-K. For information regarding the components of and an analysis of the activity in stockholders' equity, refer to the Consolidated Statements of Stockholders' Equity included in the Company's Annual Report to Stockholders. See Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders as indicated below for information concerning the following:

      Retirement benefits................................  Note 9
      Common stock and stock options.....................  Note 11
      Incentive compensation plans.......................  Note 12
      Earnings per share.................................  Note 13

(B) Income Taxes. Deferred income taxes are provided on temporary differences between the book and tax bases of MEDC's assets and liabilities. MEDC is included in the consolidated tax return of the Company. As the parent company, MEDC allocates to its subsidiaries amounts equal to the income taxes that the subsidiaries would pay or receive as a refund if separate returns were filed.

(C) Discontinued Real Estate Operations. On June 12, 1997, MEDC entered into an agreement to sell its real estate subsidiary, The Woodlands Corporation (TWC), to a partnership of Crescent Real Estate Equities Company and Morgan Stanley Real Estate Fund II, L.P. for $543,000,000 in cash. The transaction was subsequently closed on July 31, 1997. In connection with the sale, MEDC forgave intercompany debt payable to it by TWC. After adjustment for certain net additional amounts received pursuant to the contract and deductions for income taxes and transaction costs incurred in connection with the sale, net cash sales proceeds totaled $480,994,000.

MEDC decided to withdraw from the real estate business upon entering the agreement to sell TWC on June 12, 1997 and commenced reporting real estate activities as discontinued operations effective that date. MEDC's financial statements were revised to segregate the net assets associated with the discontinued operations and to separately report their results of operations. Prior-year financial statements were restated similarly. The net loss that resulted from the sale of TWC is summarized as follows (in thousands):

      Proceeds...........................................   $551,376
      Less - Net book value of assets sold...............    632,732
             Transaction costs and expenses..............     11,645
                                                            --------
      Pretax loss........................................     93,001
      Income tax benefit.................................     25,878
                                                            --------
      Net loss...........................................   $ 67,123
                                                            ========

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

================================================================================

(D) Long-term Debt. Outstanding long-term debt, which consists of unsecured senior notes, included the following at January 31, 1998 and 1997 (in thousands):

                                                    1998         1997
                                                  --------     --------
         8%, due July 15, 1999 ..............     $100,000     $100,000
         9 1/4%, due January 15, 2002 .......       64,267      250,000
         6 3/4%, due February 15, 2004 ......      250,000      250,000
         5.10%, (repaid on February 18, 1997)           --      100,000
                                                  --------     --------
                                                   414,267      700,000
         Less - Current maturities ..........           --      100,000
                                                  --------     --------
                                                  $414,267     $600,000
                                                  ========     ========


During fiscal 1998, MEDC repurchased $185,733,000 face amount of its 9 1/4% senior notes due January 15, 2002. In connection with the repurchase, costs of $20,385,000 were expensed, including cash costs of $19,294,000 associated with a tender offer for these notes and the write-off of $1,091,000 in deferred financing costs. After an income tax benefit of $7,135,000, an extraordinary charge of $13,250,000 was recorded in connection with this extinguishment of debt.

MEDC's senior notes have no sinking fund requirements and are not redeemable prior to their respective maturity dates. The senior note indentures contain certain restrictions which, among other things, limit cash dividend payments and additional borrowings, restrict the sale or lease of certain assets and limit MEDC's right to consolidate or merge with other companies. Retained earnings available for the payment of cash dividends totaled $111,012,000 at January 31, 1998.

(E) Debt Guarantees. MEDC had contingent liabilities totaling approximately $22,000,000 at January 31, 1998, consisting primarily of guarantees of third party debt.

(F) General and Administrative Expense Allocation. General and administrative expense in the Condensed Statements of Earnings is net of amounts charged to subsidiaries of $31,978,000; $30,823,000 and $35,760,000 in fiscal 1998, 1997 and 1996. The fiscal 1996 expense includes personnel reduction program costs of $4,532,000. The charges to the subsidiaries are based on their estimated use of accounting, legal, information systems and other services provided by MEDC which are managed on a companywide basis.

(G) Statements of Cash Flows. Short-term investments with a maturity of three months or less are considered to be cash equivalents. Interest paid totaled $45,030,000; $53,100,000 and $53,100,000 during the years ended January 31,
1998, 1997 and 1996. Income taxes paid during these periods, including amounts applicable to the sale of TWC, totaled $63,764,000; $9,988,000 and $21,634,000.
There were no significant non-cash investing or financing activities during the three-year period ended January 31, 1998.

(H) Financial Instruments. Based on quoted market prices, the aggregate fair value of MEDC's senior notes was $427,980,000 at January 31, 1998 (compared with an aggregate balance sheet carrying value of $414,267,000). The carrying amounts of MEDC's other on-balance-sheet financial instruments approximate their fair values. The aggregate cost to terminate MEDC's off-balance-sheet financial instruments is not significant. MEDC has no direct involvement with derivative financial instruments.

(I) The earnings per share computations have been made in accordance with Statement of Financial Accounting Standards No. 128, which MEDC adopted during fiscal 1998; prior year amounts were restated.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                              EXHIBITS TO FORM 10-K



                   For the Fiscal Year Ended January 31, 1998

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit
Number                         Description
------                         -----------
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

4(a)   The senior indenture dated August 1, 1991 by and between Mitchell Energy
       & Development Corp., as Issuer, and First City, Texas - Houston, National
       Association (succeeded by Chase Bank of Texas, N.A.), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No. 33-42340.

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

4(c) The amended and restated credit agreement dated as of April 19, 1996 among Southwestern Gas Pipeline, Inc., MND Energy Corporation, the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, as amended by the first amendment dated January 31, 1997, the second amendment dated July 31, 1997 and the third amendment dated January 30, 1998.

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

10(c) 1995 Stock Option Plan is incorporated as an exhibit to this report by reference to File No. 333-06981.

Exhibit
Number                         Description
------                         -----------
10(d)  1991 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated
       January 31, 1992. The first amendment to such Plan effective as of June
       24, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1993.
       The second amendment, effective February 9, 1993, and the third amendment, effective January 18, 1996, to such Plan are incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1996. The fourth amendment, effective June 25, 1997, is attached hereto as exhibit 10(d).

10(e)  1997 Bonus Unit Plan.

10(f)  Mitchell Energy & Development Corp. Restoration Benefit Plan effective
       January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1994.

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

10(i)  The Supplemental Benefit Agreement dated August 17, 1990 between the
       Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the Annual Report on Form 10-K dated January 31, 1997.

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

Exhibit
Number                         Description
------                         -----------
12     Computation of Ratio of Earnings to Fixed Charges.

13     Annual Report to Stockholders for the fiscal year ended January 31, 1998.

21     List of Subsidiaries as of January 31, 1998.

23     Consent of Independent Public Accountants.

99     Mitchell Energy & Development Corp. Thrift and Savings Plan - Annual
       Report on Form 11-K for the fiscal year ended January 31, 1998.