Form 10-K405/A
period 1998-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1998-06-12
CIK 311995

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
            Title of each class                      on which registered
            -------------------                      -------------------
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


================================================================================

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


         The undersigned registrant hereby amends Exhibit No 99 to its annual report on Form 10-K for the year ended January 31, 1998 as set forth in the pages attached hereto:

         Exhibit 99 - Form 11-K for the year ended January 31, 1998 for the Mitchell Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.

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


Date:  June 11, 1998

                               INDEX TO EXHIBITS

 Exhibit
   No.                           Description
 -------                         -----------

Exhibit 99 - Form 11-K for the year ended January 31, 1998 for the Mitchell
             Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.