Form 10-Q
period 1998-04-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1998-06-12
CIK 311995

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

                      FOR THE QUARTER ENDED APRIL 30, 1998

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

              Shares of common stock outstanding at May 31, 1998:

                    Class A..................... 22,321,142
                    Class B..................... 26,794,462

================================================================================

                                     INDEX

                                                                          Page
Part I - Financial Information                                           Number
                                                                         ------

     Item 1.  Financial Statements
        Representation...................................................     1

        Consolidated Balance Sheets......................................     2

        Unaudited Consolidated Statements of Earnings....................     3

        Unaudited Consolidated Statement of Stockholders' Equity.........     4

        Unaudited Condensed Consolidated Statements of Cash Flows........     5

        Notes to Unaudited Consolidated Financial Statements.............     6

     Item 2.  Management's Discussion and Analysis of
        Financial Position and Results of Operations.....................    12


Part II - Other Information

     Item 1.  Legal Proceedings..........................................    17

     Item 6.  Exhibits and Reports on Form 8-K...........................    17



DEFINITIONS. As used herein, "MMBtu" means million British thermal units, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1998" and "fiscal 1999" refer, respectively, to the 12-month periods ended January 31, 1998 and 1999 and "DD&A" means depreciation, depletion and amortization. Pipeline throughput volumes are based on average energy content of 1,000 Btu per cubic foot. Where applicable, NGL volume, price and reserve information includes equity partnership interests.

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments - which include only normal and recurring adjustments - necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Fiscal 1998 Annual Report and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)



                                                                                   APRIL 30,     January 31,
                                                                                     1998           1998
                                                                                  -----------    -----------
ASSETS                                                                            (unaudited)
CURRENT ASSETS
Cash and cash equivalents .....................................................   $    26,545    $   105,309
Trade receivables .............................................................        96,978        113,285
Inventories ...................................................................        12,365         14,479
Net assets of discontinued real estate operations (Note 2) ....................        13,697         26,056
Other .........................................................................         7,571          8,591
                                                                                  -----------    -----------
     Total current assets .....................................................       157,156        267,720
                                                                                  -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,353,799 and $1,331,139
Exploration and production
  Oil and gas properties ......................................................       668,872        613,565
  Support equipment and facilities ............................................        18,211         18,407
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing ......................................................       117,249        106,464
  Natural gas gathering .......................................................       137,402        134,779
  Other .......................................................................        74,071         73,689
Corporate .....................................................................         7,528          7,763
                                                                                  -----------    -----------
                                                                                    1,023,333        954,667
                                                                                  -----------    -----------

LONG-TERM INVESTMENTS AND OTHER ASSETS ........................................        30,090         29,586
                                                                                  -----------    -----------
                                                                                  $ 1,210,579    $ 1,251,973
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Oil and gas proceeds payable ..................................................   $    76,772    $    94,661
Accounts payable ..............................................................        49,388         55,119
Accrued liabilities ...........................................................        41,621         48,969
                                                                                  -----------    -----------
     Total current liabilities ................................................       167,781        198,749
                                                                                  -----------    -----------

LONG-TERM DEBT (Note 4) .......................................................       426,267        414,267
                                                                                  -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .........................................................       159,582        167,903
Retirement obligations and other ..............................................        57,449         58,128
                                                                                  -----------    -----------
                                                                                      217,031        226,031
                                                                                  -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) .............         5,386          5,386
Additional paid-in capital ....................................................       143,303        143,525
Retained earnings .............................................................       354,998        361,905
Treasury stock, at cost .......................................................      (104,187)       (97,890)
                                                                                  -----------    -----------
                                                                                      399,500        412,926
                                                                                  -----------    -----------
                                                                                  $ 1,210,579    $ 1,251,973
                                                                                  ===========    ===========

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands except per-share amounts)



                                                                             Three Months Ended
                                                                                  April 30
                                                                          ----------------------------
                                                                                1998         1997
                                                                          -------------   ------------
                                                                                            (Note 2)
REVENUES
Exploration and production ..............................................   $  58,996    $  60,311
Gas services ............................................................     113,396      109,420
                                                                            ---------    ---------
                                                                              172,392      169,731
                                                                            ---------    ---------

OPERATING COSTS AND EXPENSES
Exploration and production, including water well litigation
   provision (reversal) of ($3,000) in 1998 and $7,000 in 1997 ..........      54,388       51,084
Gas services ............................................................     100,561       92,388
                                                                            ---------    ---------
                                                                              154,949      143,472
                                                                            ---------    ---------

SEGMENT OPERATING EARNINGS (Note 7) .....................................      17,443       26,259
General and administrative expense ......................................       8,205        7,250
                                                                            ---------    ---------
TOTAL OPERATING EARNINGS ................................................       9,238       19,009
                                                                            ---------    ---------

OTHER EXPENSE
Interest expense
   Total ................................................................       7,649       12,108
   Attributable to discontinued operations ..............................          --       (7,578)
                                                                            ---------    ---------
   Attributable to continuing operations ................................       7,649        4,530
Interest income .........................................................        (618)        (884)
Other, net ..............................................................      (1,414)      (1,042)
                                                                            ---------    ---------
                                                                                5,617        2,604
                                                                            ---------    ---------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .................       3,621       16,405

INCOME TAXES (Note 5) ...................................................       1,326        5,684
                                                                            ---------    ---------
EARNINGS FROM CONTINUING OPERATIONS .....................................       2,295       10,721

DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Earnings from operations, net of income taxes of $3,118 .................          --        5,756
Adjustment to loss on sale, net of income taxes of $1,750 ...............       3,250           --
                                                                            ---------    ---------
NET EARNINGS ............................................................   $   5,545    $  16,477
                                                                            =========    =========
BASIC AND DILUTED EARNINGS PER SHARE (Note 9)
Class A - Earnings from continuing operations...........................$         .05    $     .20
          Net earnings ..................................................         .11          .31
Class B - Earnings from continuing operations ...........................         .05          .21
          Net earnings ..................................................         .12          .32

AVERAGE COMMON SHARES OUTSTANDING (Basic) - Class A .....................      22,321       23,056
                                            Class B .....................      26,757       28,790

------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

\

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended April 30,1998
                         (dollar amounts in thousands)


                                                                        Additional
                                                             Common      Paid-in      Retained     Treasury
DOLLAR AMOUNTS                                                Stock      Capital      Earnings       Stock        Total
--------------                                              ---------   ----------   ----------   ----------   ---------
BALANCE, JANUARY 31, 1998 ...............................   $   5,386   $ 143,525    $ 361,905    $ (97,890)   $ 412,926

Net earnings ............................................          --          --        5,545           --        5,545

Cash dividends declared (24 cents per share on
   Class A and 26.5 cents per share on Class B) .........          --          --      (12,452)          --      (12,452)

Treasury stock purchases (including
   $7,458 adjustment payment on fiscal
   1998 accelerated stock purchase transaction) .........          --          --           --       (9,217)      (9,217)

Exercises of stock options ..............................          --        (222)          --        2,920        2,698
                                                            ---------   ---------    ----------   ---------    ---------
BALANCE, APRIL 30, 1998 .................................   $   5,386   $ 143,303    $ 354,998    $(104,187)   $ 399,500
                                                            =========   =========    =========    =========    =========



                ===============================================




                                        Common Stock Issued                  Treasury Stock                Outstanding Shares
                                  ------------------------------       ---------------------------     --------------------------
SHARE AMOUNTS                      Class A             Class B          Class A           Class B       Class A         Class B
-------------                     ----------         -----------       ----------        ---------     ----------      ----------
BALANCE, JANUARY 31, 1998.....    23,978,081          29,878,081        1,656,937        3,153,817     22,321,144      26,724,264

Treasury stock purchases .....            --                  --               --           65,000             --         (65,000)

Exercises of stock options....            --                  --               --         (135,200)            --         135,200

Other ........................            (2)                 (2)              --               --             (2)             (2)
                                  ----------          ----------        ---------        ---------     ----------      ----------
BALANCE, APRIL 30, 1998 ......    23,978,079          29,878,079        1,656,937        3,083,617     22,321,142      26,794,462
                                  ==========          ==========        =========        =========     ==========      ==========

------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                    Three Months Ended
                                                                                         April 30
                                                                                  ----------------------
                                                                                     1998         1997
                                                                                  ---------    ---------
                                                                                                (Note 2)
OPERATING ACTIVITIES
Earnings from continuing operations .........................................     $   2,295    $  10,721
Adjustments to reconcile earnings from continuing
   operations to cash provided by operating activities
      Depreciation, depletion and amortization ..............................        28,325       24,843
      Exploration expenses, including dry-hole costs ........................        11,415        2,421
      Deferred income taxes (benefits) ......................................          (218)       6,239
      Distributions in excess of (less than) earnings of equity investees....         4,821         (199)
      Water well litigation provision (reversal) ............................        (3,000)       7,000
      Gain from sale of contract drilling assets ............................            --       (2,382)
      Other, net ............................................................        (1,387)        (623)
                                                                                  ---------    ---------
                                                                                     42,251       48,020
      Changes in operating assets and liabilities ...........................        (3,620)      87,629
                                                                                  ---------    ---------
      Cash provided by operating activities .................................        38,631      135,649
                                                                                  ---------    ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ...................................................      (113,817)     (44,671)
   Adjustment to cash basis .................................................        (9,162)      (4,242)
                                                                                  ---------    ---------
                                                                                   (122,979)     (48,913)
Property, plant and equipment sales proceeds ................................            --        4,419
Other .......................................................................           820          993
                                                                                  ---------    ---------
      Cash used for investing activities ....................................      (122,159)     (43,501)
                                                                                  ---------    ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt ..............................................        12,000           --
Debt repayments .............................................................            --     (100,000)
Cash dividends ..............................................................        (6,223)      (6,581)
Treasury stock purchases ....................................................        (9,217)          --
Other .......................................................................         2,698         (254)
                                                                                  ---------    ---------
      Cash used for financing activities ....................................          (742)    (106,835)
                                                                                  ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS
   FROM CONTINUING OPERATIONS ...............................................       (84,270)     (14,687)
CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS .........................         5,506      (14,126)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................       105,309       75,825
                                                                                  ----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................     $  26,545    $  47,012
                                                                                  =========    =========

------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1998


(1) ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company follows the equity method of accounting for investments in 20%- to 50%-owned entities.

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Impairment computations for proved oil and gas properties are made on a field-by-field basis as conditions warrant. There were no charges for such impairments during the three-month periods ended April 30, 1998 and 1997.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)   DISCONTINUED REAL ESTATE OPERATIONS

On June 12, 1997, the Company entered into an agreement to sell its real estate subsidiary, The Woodlands Corporation (TWC), to a partnership of Crescent Real Estate Equities Company and Morgan Stanley Real Estate Fund II, L.P. for $543,000,000 in cash. The transaction was subsequently closed on July 31, 1997. In connection with the sale, the parent company forgave intercompany debt payable to it by TWC. After adjustment for certain net additional amounts received pursuant to the contract and deductions for income taxes and transaction costs incurred by the Company in connection with the sale, net cash proceeds totaled approximately $481,000,000.

      The Company decided to withdraw from the real estate business upon entering into the definitive agreement to sell TWC on June 12, 1997, and commenced reporting real estate activities as discontinued operations in its financial statements effective that date. The Company's financial statements were revised to segregate the net assets associated with discontinued operations and to separately report their results of operations. Prior-period financial statements were restated similarly. Interest expense attributable to discontinued operations was determined in the same manner that historically had been used to allocate such costs to the Company's real estate operations.

      Excluded from the TWC sales transaction were real estate assets located outside The Woodlands that had been held for disposal. A substantial portion of those assets have now been disposed of, and it is expected that the remaining holdings will be effectively liquidated by July 31, 1998.

      During the first quarter of fiscal 1999, adjustments were recorded reducing by $3,250,000 the $67,123,000 loss on disposition previously recorded in connection with the discontinuance of real estate operations. This occurred because actual realizations were higher than originally estimated and certain contingent obligations were settled for less than the amounts accrued.

(3)   PARTNERSHIP INVESTMENTS

At April 30, 1998, the Company's principal partnership interests included the following:

                                                                Ownership
                                                                Percentage         Nature of Operations
                                                                ----------         --------------------
       Austin Chalk Natural Gas Marketing Services                 45              Natural gas marketing
       Belvieu Environmental Fuels                                33.33            Production of MTBE
       C&L Processors Partnership                                  50              Natural gas processing
       Ferguson-Burleson County Gas Gathering System               45              Natural gas gathering
       Gulf Coast Fractionators                                   38.75            Fractionation of
                                                                                     natural gas liquids
       Louisiana Chalk Gathering System                            50              Natural gas gathering
       U. P. Bryan Plant                                           45              Natural gas processing

The Company's net investment in each of these entities is reported as property, plant and equipment in the consolidated balance sheets under the gas services caption. The Company's equity in their pretax earnings is reported as revenues in the consolidated statements of earnings under the gas services caption.

      A summary of the Company's net investments in partnerships at April 30, 1998 and January 31, 1998 and its equity in their pretax earnings (losses) for the three-month periods ended April 30, 1998 and 1997 follows (in thousands):

                                                                                                              Equity in
                                                                                   Net Investment           Pretax Earnings
                                                                               -----------------------   ---------------------
                                                                               April 30,   January 31,   April 30,   April 30,
                                                                                  1998        1998         1998        1997
                                                                               --------    -----------   --------    ---------
Austin Chalk Natural Gas Marketing Services.................................   $    619    $       670   $    849    $     (46)
Belvieu Environmental Fuels ................................................     41,480         41,300      1,552        2,944
C&L Processors Partnership .................................................     61,687         51,945         26          626
Ferguson-Burleson County Gas Gathering System ..............................     42,689         43,863        850        1,183
Gulf Coast Fractionators ...................................................     30,858         30,629      1,444        1,393
Louisiana Chalk Gathering System ...........................................     17,808         19,053       (221)          --
U.P. Bryan Plant ...........................................................      6,649          6,738        424        1,335
Others .....................................................................        143            138      3,496*          --
                                                                               --------    -----------    --------    --------
                                                                               $201,933    $   194,336    $  8,420    $  7,435
                                                                               ========    ===========    ========    ========

---------------------------------------------------------
*Consists principally of a $3,492 gain from the sale by a partnership of the Brooks-Hidalgo gathering system.

      Financial statement information is generally reported on a one-month lag for entities accounted for on the equity method. Summarized earnings information (on a 100% basis) for these entities for the three-month periods ended April 30, 1998 and 1997 follows (in thousands):

                                                                                         1998         1997
                                                                                       --------     --------
           Revenues.................................................................   $131,749     $215,422

           Operating earnings.......................................................     12,982       21,911

           Pretax earnings (before interest expense for those entities
              whose activities are funded by capital contributions of the owners)...      8,861       17,065

(4)   LONG-TERM DEBT

The Company's outstanding debt at April 30, 1998 consisted of $414,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and $12,000,000 borrowed under a money market facility.

      The Company has a committed $150,000,000 bank revolving credit facility under which nothing was borrowed at April 30, 1998. Any amounts then outstanding under this agreement are payable in January 2003. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

(5)   INCOME TAXES

Income taxes applicable to earnings from continuing operations for the three-month periods ended April 30, 1998 and 1997 consist of the following (in thousands):

                                             1998        1997
                                           --------     -------
   CURRENT
   Federal..............................   $ 1,493      $  (817)
   State................................        51          262
                                           --------     -------
                                             1,544         (555)
                                           --------     -------

   DEFERRED
   Federal..............................      (132)       5,842
   State................................       (86)         397
                                           --------     -------
                                              (218)       6,239
                                           --------     -------
                                           $ 1,326      $ 5,684
                                           =======      =======


      Estimated annual tax rates of 36.6% and 34.6%, respectively, were used in computing the income tax provisions for the three-month periods ended April 30, 1998 and 1997. The differences between these rates and the 35% statutory Federal income tax rate were principally the result of the interplay of the benefit of Federal tax credits and the impact of state income taxes.


(6)   COMMITMENTS AND CONTINGENCIES

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

      The Company appealed this judgment to the Second Court of Appeals in Fort Worth, Texas, and in November 1997 the court's three-judge panel unanimously reversed the previous decision, finding that the plaintiffs failed to prove that the Company's actions were the cause of their alleged damages and that the claims of most plaintiffs were time-barred by statutes of limitations. The court subsequently denied the plaintiffs' request for a reconsideration of the court's decision. The plaintiffs have requested that the Texas Supreme Court review and overturn this decision. The Supreme Court has not indicated whether it will review the Court of Appeals' judgment.

      In May 1997, in the Bailey case - which involved allegations similar to those in the Bartlett case - another jury in the Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups (and that most of their claims were time-barred by statutes of limitations, in any event). The court entered the judgment on July 15, 1997. After their motion for a new trial was denied, the plaintiffs appealed this decision to the Second Court of Appeals, which by law must consider the case. This is the same court that earlier ruled favorably on the Company's appeal of the Bartlett case.

      In the Nelon case, which also involved allegations similar to those in the Bartlett case, a judge in the Wise County court issued a summary judgment in favor of the Company during January 1998, finding all the plaintiffs' claims to be time-barred by statutes of limitations. The plaintiffs subsequently appealed this case to the Second Court of Appeals, which by law must consider the case.

      Similar untried lawsuits (each claiming damages of more than $1,000,000) brought by 26 other plaintiff groups remain outstanding. To date, there has been only limited activity with respect to these cases although one of them (the Maxey case) is scheduled for trial beginning October 19, 1998. Near the end of fiscal 1999's first quarter, the number of remaining suits was reduced to 26 when the district court in Wise County dismissed one suit because there was no evidence submitted that the Company caused the alleged pollution and one plaintiff chose not to pursue its case.

      The Company believes that a number of its insurance carriers have responsibilities for participating in the defense costs incurred by the Company in connection with this litigation. Reimbursement agreements have been entered into with three of these carriers: one in May 1997 and two in April 1998. Discussions continue with additional insurance carriers regarding their participation in the Company's defense costs.

      The Company at least quarterly reviews the adequacy of its accrued liability for this litigation and adjusts the accrued liability to its current estimate of the costs to be incurred. Provisions were recorded in fiscal 1998, 1997 and 1996 totaling $32,000,000 (including $7,000,000 in April 1997). After entering into the two reimbursement agreements in April 1998, the Company recorded a reversal of $3,000,000 of the previous provisions. Costs incurred which have consisted principally of estimated attorneys' fees and other defense costs for the Bartlett and Bailey trials and costs of bonds, etc., related to the appeal of the Bartlett judgment - are charged against the reserve. Insurance reimbursements, which are credited to the accrued liability when received, are included in the determination of the adequacy of the accrued liability only after reimbursement agreements have been executed.

OTHER. The Company also is party to other claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of all such matters cannot be predicted with certainty, management expects that losses, if any, resulting from the ultimate resolution of the matters discussed in this footnote will not result in charges that are material to the Company's financial position. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

(7)   SEGMENT INFORMATION

Selected industry segment data for the three-month periods ended April 30, 1998 and 1997 are as follows (in thousands):

                                                                       Segment                       Total
                                            Outside                    Operating                    Operating
                                           Revenues                    Earnings                     Earnings
                                     -----------------------     -----------------------     -----------------------
                                        1998         1997          1998           1997          1998          1997
                                     ---------     ---------     ---------     ---------     ---------     ---------
EXPLORATION AND PRODUCTION
Operations .......................   $  58,996     $  57,929     $   1,608     $  13,845     $  (1,362)    $  10,916
Water well litigation (provision)
  reversal (see Note 6) ..........          --            --         3,000        (7,000)        3,000        (7,000)
Gain from sale of
  contract drilling assets .......          --         2,382            --         2,382            --         2,382
                                     ---------     ---------     ---------     ---------     ---------     ---------
                                        58,996        60,311         4,608         9,227         1,638         6,298
                                     ---------     ---------     ---------     ---------     ---------     ---------

GAS SERVICES
Natural gas processing ...........      67,658        80,786           935         8,595           100         7,824
Natural gas gathering
  and marketing ..................      42,742        24,297         9,210         4,454         8,223         3,545
Other ............................       2,996         4,337         2,690         3,983         2,581         3,896
                                     ---------     ---------     ---------     ---------     ---------     ---------
                                       113,396       109,420        12,835        17,032     $  10,904        15,265
                                     ---------     ---------     ---------     ---------     ---------     ---------

CORPORATE ........................          --            --            --            --        (3,304)(b)    (2,554)(b)
                                     ---------     ---------     ---------     ---------     ---------     ---------
                                     $ 172,392     $ 169,731     $  17,443     $  26,259     $   9,238     $  19,009
                                     =========     =========     =========     =========     =========     =========


                                                                         Capital
                                               DD&A                  Expenditures(a)
                                     -----------------------     -----------------------
                                       1998           1997          1998          1997
                                     ---------     ---------     ---------     ---------
EXPLORATION AND PRODUCTION
Operations .......................   $  23,735     $  21,845     $  90,875     $  33,308
Water well litigation (provision)
  reversal (see Note 6) ..........          --            --            --            --
Gain from sale of
  contract drilling assets .......          --            --            --            --
                                     ---------     ---------     ---------     ---------
                                        23,735        21,845        90,875        33,308
                                     ---------     ---------     ---------     ---------

GAS SERVICES
Natural gas processing ...........         961           898        14,460         1,550
Natural gas gathering
  and marketing ..................       2,893         1,259         8,093         8,618
Other ............................          27            27           134             2
                                     ---------     ---------     ---------     ---------
                                         3,881         2,184        22,687        10,170
                                     ---------     ---------     ---------     ---------

CORPORATE ........................         709           814           255         1,193
                                     ---------     ---------     ---------     ---------
                                     $  28,325     $  24,843     $ 113,817     $  44,671
                                     =========     =========     =========     =========

----------------------------------
(a)  On accrual basis, including exploratory expenses.
(b)  General corporate expenses.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company must implement by the end of fiscal 1999. The Company does not expect that the adoption of this statement will require it to make material changes in the information heretofore disclosed concerning its operating segments.

     Because of their unusual nature, and in accordance with Accounting Principles Board Opinion No. 30, certain items are reported in the table above as separate components of segment operating earnings.

     Effective April 1, 1997, the Company sold its remaining contract drilling assets for $3,500,000. A gain of $2,382,000 was recorded on this transaction.


(8)   SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, including amounts applicable to discontinued operations, totaled $8,438,000 and $10,991,000 during the three-month periods ended April 30, 1998 and 1997. Income taxes paid during these periods, including amounts applicable to discontinued operations, totaled $3,554,000 and $9,234,000. There were no significant non-cash investing or financing activities during the three-month periods ended April 30, 1998 and 1997.


(9)   EARNINGS PER SHARE

The earnings per share computations included herein have been made in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of fiscal 1998; prior period amounts were restated. The Company is required to make separate earnings per share computations for its Class A and Class B common stock since the shares are not convertible into each other and different per share cash dividends are paid on the separate classes. In these computations, earnings up to the amount of dividends paid in a year are apportioned between the classes based on the respective dividends paid, while earnings in excess of that amount are apportioned on a pro rata per share basis.

Accordingly, the differences in the per share earnings amounts occur because of the higher cash dividends paid on the Class B shares. The following table sets forth basic and diluted earnings per share information for the quarters ended April 30, 1998 and 1997.


                                                 1998                 1997
                                           ----------------    ----------------
                                           Class A  Class B    Class A  Class B
                                           -------  -------    -------  -------
From continuing operations .............   $   .05  $   .05    $   .20  $   .21
                                           -------  -------    -------  -------
Discontinued real estate operations
    Earnings from operations ...........        --       --        .11      .11
    Adjustment to loss on sale .........       .06      .07         --       --
                                           -------  -------    -------  -------
                                               .06      .07        .11      .11
                                           -------  -------    -------  -------
Net earnings ...........................   $   .11  $   .12    $   .31  $   .32
                                           =======  =======    =======  =======

      The basic and diluted earnings per share amounts were the same because the earnings amounts for the diluted computations were no different than the ones used in the basic computations, and - as shown in the table below - the dilutive effect of stock options did not significantly increase the weighted average shares outstanding. The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per share computations for the three-month periods ended April 30, 1998 and 1997 (in thousands):

                                                 1998                 1997
                                           ----------------    ----------------
                                           Class A  Class B    Class A  Class B
                                           -------  -------    -------  -------
Used in basic computations..............    22,321   26,757     23,056   28,790
Dilutive effect of stock options........        18      383          2      113
                                            ------   ------     ------   ------
Used in diluted computations............    22,339   27,140     23,058   28,903
                                            ======   ======     ======   ======

Excluded from these computations because their effect was antidilutive were stock options covering 62,000 Class A and 602,490 Class B shares during the period ended April 30, 1997. There were no antidilutive stock options in the period ended April 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All statements included in this Form 10-Q, other than statements of historical fact, are forward-looking statements. These include, but are not limited to, strategies, goals and expectations set forth herein concerning exploration and production and gas services operations and the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil; the attainment of forecasted operating levels, reserve replacement and asset acquisitions; the impact of pending litigation against the Company and related insurance recoveries; unexpected changes in competitive and economic conditions, government regulations, technology and other factors.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. As previously reported, the Company discontinued its real estate activities during fiscal 1998 and realized $481 million of after-tax proceeds from the sale of The Woodlands Corporation (TWC). During the first quarter of fiscal 1999, the Company essentially completed the disposition of the discontinued operations by selling most of the remaining properties outside The Woodlands.

      A balanced plan was implemented to reinvest the TWC sales proceeds as quickly as practical, consistent with the Company's objective of growing its core energy businesses in a prudent manner. This reinvestment program was completed during fiscal 1999's first quarter, and the following table summarizes the uses of those proceeds (in millions):

                                                                             Fiscal      Fiscal
                                                                              1999        1998       Total
                                                                            -------     -------     -------
Acquisitions ..........................................................     $  64.7     $  26.3     $  91.0
Fiscal 1999 capital expenditures in excess of funds from operations....        23.0          --        23.0
Accelerated fiscal 1998 capital spending
   (primarily for oil and gas exploratory activities) .................          --        24.0        24.0
Common stock purchases
  Accelerated buyback (700,000 Class A and 1,400,000 Class B shares)...         7.5        49.7        57.2
  Open-market purchases (45,000 Class A and 884,200 Class B shares)....         1.8        22.7        24.5
Repurchase of 9 1/4% senior notes (including
  $19.3 for tender offer costs and expenses) ..........................          --       205.0       205.0
Repayment of off-balance-sheet partnership indebtedness ...............          --        43.8        43.8
December 1997 special common stock dividends
  (24 cents on Class A and 26 1/2 cents on Class B) ...................          --        12.5        12.5
                                                                            -------     -------     -------
                                                                            $  97.0     $ 384.0     $ 481.0
                                                                            =======     =======     =======

The fiscal 1998 amounts were discussed in the Company's Fiscal 1998 Annual Report, and the fiscal 1999 spending was directed almost exclusively towards expanding the Company's core energy operations via acquisitions and a stepped-up exploratory program.

CAPITAL AND EXPLORATORY EXPENDITURES. A comparison of the Company's fiscal 1999 budget for capital and exploratory expenditures and its actual first quarter spending follows (in millions):

                                                       First
                                          Annual      Quarter
                                          Budget      Spending
                                         --------     --------
Exploration and production
  Capital ..........................     $  159.0     $   44.2
  Exploratory expenses .............         29.0         11.4
Gas services .......................         49.0         10.3
Corporate ..........................          4.0           .2
                                         --------     --------
                                         $  241.0         66.1
                                         ========
Unbudgeted asset acquisitions
  Oil and gas properties ...........                      35.3
  Gas services facilities ..........                      12.4
                                                      --------
                                                      $  113.8
                                                      ========

The fiscal 1999 budget calls for a continuation of the program begun last year to accelerate drilling of the Company's substantial inventory of development locations in its core areas. In addition, significant expenditures are included for seismic work, exploratory acreage acquisitions and exploratory drilling.

      A disproportionate share (more than half) of the budgeted fiscal 1999 spending for 3-D seismic surveys was incurred in the first quarter, as dry weather and the availability of crews and equipment allowed an acceleration of the planned schedule. While this cut into first quarter earnings, it should permit drilling to commence this fall on some of these prospects. If successful, this drilling - together with development of recent property acquisitions - are expected to result in additions to production, reserves and operating earnings by early next year.

      As is its normal practice, the Company will reassess fiscal 1999 capital spending plans at mid-year. With no apparent relief in sight from the current depressed level of oil and NGL prices, planned capital spending may be reduced at that time. However, the current expectation is that a shift in the spending pattern is more likely. If implemented, this shift would move some North Texas development drilling projects out of this year and replace them with drilling and recompletion programs on recently acquired properties and exploratory drilling on prospects identified by this year's 3- D seismic surveys.

      While the TWC sales proceeds have now been reinvested and $12 million was borrowed in April 1998, the Company has resources available to continue funding its planned capital program. The Company has a $150 million committed bank credit facility and currently is considering the possibility of requesting an increase in its size to provide additional financial flexibility, including another source of funds to retire $100 million of senior notes maturing in July 1999.

RECENT ENERGY PRICE TRENDS. Natural gas prices held up surprisingly well in fiscal 1999's first quarter given the recent warm winter and relatively high levels of gas in storage and the collapse of crude oil and NGL prices during that period. Margins for NGLs were particularly depressed because the low NGL sales prices were accompanied by relatively strong prices for natural gas feedstock. The low NGL margins, coupled with the previously discussed high level of expenses for exploratory activities, adversely impacted the Company's first quarter earnings and cash flows. It is expected that these conditions also will negatively impact the Company's results in the second quarter, and possibly beyond.

      Because the recent declines in crude oil and NGL prices have not changed its longer-term price projections and since its reserves and production consist largely of natural gas, the Company does not expect the current pricing environment to result in significant property impairments in the near term. However, the carrying amounts of a few small oil properties could be impaired if the depressed-price environment were to continue for an extended time, and the situation for other properties could change were energy prices to fall significantly from current levels.

NORTH TEXAS WATER WELL LITIGATION. As previously reported, three favorable court decisions were rendered during fiscal 1998 in cases involving allegations by land owners that the Company's North Texas oil and gas operations had harmed their water wells. These decisions were generally based on findings that the plaintiffs failed to prove the Company's operations were the cause of their alleged damages and/or their claims were time-barred by statutes of limitations. Plaintiffs' appeals of these decisions remain outstanding. The number of remaining untried lawsuits declined from 28 to 26 recently as a judge dismissed one case and another was dropped by the plaintiff. Defense cost reimbursement agreements recently have been entered into with two more of the Company's insurance carriers, and discussions are continuing with others. See
Note 6 of Notes to Unaudited Consolidated Financial Statements for additional information concerning these matters.



OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three-month periods ended April 30, 1998 and 1997 follow:

                                                                               1998         1997
                                                                             -------      -------
AVERAGE DAILY VOLUMES
Natural gas sales (Mcf) ................................................     246,400      238,200
Crude oil and condensate sales (Bbls) ..................................       6,900        5,700
Natural gas liquids produced (Bbls) ....................................      45,500       46,600
Pipeline throughput (Mcf) ..............................................     542,000*     439,000

AVERAGE SALES PRICES
Natural gas (per Mcf) ..................................................     $  2.29      $  2.23
Crude oil and condensate (per Bbl) .....................................       13.93        19.99
Natural gas liquids produced (per Bbl) .................................       11.44        13.46

*Includes 182,500 Mcf per day for North Texas gathering systems acquired effective January 1, 1998.


EARNINGS FROM CONTINUING OPERATIONS - THREE MONTHS ENDED APRIL 30, 1998 COMPARED WITH THREE MONTHS ENDED APRIL 30, 1997

Earnings from continuing operations for the three-month period ended April 30, 1998 - both before and after unusual items - are summarized in the table on the following page. Earnings from continuing operations for fiscal 1999's first quarter of $2.3 million were $8.4 million below those of the prior-year period largely because of the impact of increased exploratory expenses associated with 3-D seismic surveys and lower prices for oil and condensate and NGLs. Excluding the effects of the unusual items, such earnings totaled $.4 million during fiscal 1999's first quarter, or $13.1 million below those of the prior-year's comparable period.

      The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                                       Segment                       Earnings from
                                                                 Operating Earnings              Continuing Operations
                                                                --------------------             ---------------------
                                                                Exploration                       Before
                                                                   and        Gas                 Income       After
                                                                Production  Services    Other*     Taxes        Tax
                                                                ----------  --------   -------   --------    -------
FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEMS ....................     $   9.3    $  17.0    $  (9.9)   $  16.4    $  10.7
                                                                 -------    -------    -------    -------    -------
ELIMINATE IMPACT OF FISCAL 1998 UNUSUAL ITEMS
Water well litigation provision (see page 8) ...............         7.0         --         --        7.0        4.3
Gain from sale of remaining
   contract drilling assets ................................        (2.4)        --         --       (2.4)      (1.5)
                                                                 -------    -------    -------    -------    -------
                                                                     4.6         --         --        4.6        2.8
                                                                 -------    -------    -------    -------    -------
FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEMS ...................        13.9       17.0       (9.9)      21.0       13.5
                                                                 -------    -------    -------    -------    -------
MAJOR INCREASES (DECREASES)
Lower oil and condensate sales price .......................        (3.4)        --         --       (3.4)      (2.2)
Higher oil and condensate sales volumes ....................         1.5         --         --        1.5        1.0
Increased exploratory expenses .............................        (9.0)        --         --       (9.0)      (5.9)
Bridgeport plant contract change ...........................          .9       (1.3)        --        (.4)       (.3)
Natural gas processing
   Margin decreases resulting
     from lower NGL prices .................................          --       (5.0)        --       (5.0)      (3.3)
   Lower NGL production volumes ............................          --        (.6)        --        (.6)       (.4)
Gain from sale of Brooks-Hidalgo gathering system ..........          --        3.5         --        3.5        2.3
Equity in earnings of MTBE plant partnership ...............          --       (1.4)        --       (1.4)       (.9)
Increased interest expense
   attributable to continuing operations ...................          --         --       (3.1)      (3.1)      (2.0)
Performance unit expense accruals ..........................         (.7)       (.3)       (.4)      (1.4)       (.9)
Other, net .................................................        (1.6)        .9        (.4)      (1.1)       (.5)
                                                                 -------    -------    -------    -------    -------
                                                                   (12.3)      (4.2)      (3.9)     (20.4)     (13.1)
                                                                 -------    -------    -------    -------    -------
FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEM ....................         1.6       12.8      (13.8)        .6         .4
                                                                 -------    -------    -------    -------    -------
FISCAL 1999 UNUSUAL ITEM
Water well litigation provision reversal (see page 8) ......         3.0         --         --        3.0        1.9
                                                                 -------    -------    -------    -------    -------
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEM .....................     $   4.6    $  12.8    $ (13.8)   $   3.6    $   2.3
                                                                 =======    =======    =======    =======    =======

------------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $1.6 million during fiscal 1999's first quarter were $12.3 million below the $13.9 million of the prior-year period largely because of the period's increased exploratory expenses and sharply lower prices for oil and condensate.

LOWER OIL AND CONDENSATE SALES PRICE ($3.4 MILLION DECREASE). The Company's sales price for oil and condensate averaged $13.93 per barrel during fiscal 1999's first quarter, down from $19.99 during the first quarter of the prior year, reducing operating earnings by $3.4 million. The collapse in world oil prices was largely the result of overproduction, very mild weather last winter and the economic downturn in Southeast Asia.

HIGHER OIL AND CONDENSATE SALES VOLUMES ($1.5 MILLION INCREASE). Fiscal 1999's production of oil and condensate increased 1,200 barrels per day (21%) to 6,900, increasing operating earnings by $1.5 million. This occurred largely because of recent drilling and recompletion activity in Throckmorton County (North Texas), the Lake Creek field (Southeast Texas) and Calcasieu Parish (Southwest Louisiana), much of which resulted from 3-D seismic surveys conducted in prior years.

INCREASED EXPLORATORY EXPENSES ($9.0 MILLION DECREASE). As discussed elsewhere in this Form 10-Q, the Company substantially increased its expenditures for 3-D seismic surveys during fiscal 1999's first quarter. As a result, its exploratory expenses totaled $11.4 million during that period, or $9.0 million more than had been spent during the comparable prior-year period. While these expenses cut into earnings, this spending should permit drilling to commence this fall on prospects identified by these surveys. If successful, this is expected to translate into additions to production, reserves and operating earnings by early next year.

BRIDGEPORT PLANT CONTRACT CHANGE. Effective January 1, 1998, the Company began operating under modified gas purchase and processing agreements for North Texas gas production processed at the Bridgeport plant. Under this arrangement, payments to producers (including the Company) include 82.5% of the value of NGLs and residue gas, versus 45.6% and 100%, respectively, before the change. As a result of the contract changes, exploration and production operating earnings were increased by $.9 million while those of gas services were reduced by $1.3 million.


GAS SERVICES OVERVIEW

Gas services operating earnings declined $4.2 million (to $12.8 million) during the first quarter of fiscal 1999 largely because of price-related reductions in gas processing margins and lower earnings from an MTBE plant partnership. The negative impact of these items was partially offset by a $3.5 million gain from a partnership's sale of the Brooks-Hidalgo gathering system.

NATURAL GAS PROCESSING - MARGIN DECREASES RESULTING FROM LOWER NGL PRICES ($5.0 MILLION DECREASE). The average price for NGLs produced during fiscal 1999's first quarter of $11.44 per barrel was 15% below the prior-year period's $13.46, reducing NGL revenues by $8.0 million. Because of the impact of the lower NGL prices on producer payments, feedstock costs declined by $3.0 million, resulting in a net $5.0 million decrease in margins because of lower NGL prices.

NATURAL GAS PROCESSING - LOWER NGL PRODUCTION VOLUMES ($.6 MILLION DECREASE). NGL production volumes for the three months ended April 30, 1998 averaged 45,500 barrels per day, down 2% from the comparable period of the prior year, reducing operating earnings by $.6 million. Improved volumes at the Company's Bridgeport and other North Texas plants (resulting from increases in the Company's North Texas natural gas production and the acquisition of a small gathering system) were more than offset by decreases for plants serving the 45%-owned Ferguson Burleson rich-gas system because of natural production declines for wells connected to that system.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($1.4 MILLION DECREASE). This unfavorable variance resulted primarily from increased downtime in fiscal 1999. The plant was shut down on January 31, 1998 for planned maintenance and, because of unexpected complications in repairing a turbine, remained down for much of the month of February; the plant experienced no downtime during the prior-year period.


OTHER

INTEREST EXPENSE ATTRIBUTABLE TO CONTINUING OPERATIONS ($3.1 MILLION DECREASE). Total interest expense during fiscal 1999's first quarter was $4.5 million below the $12.1 million incurred in the comparable prior-year period due principally to the repurchase during fiscal 1998's third quarter of $185.7 million of 9 1/4% senior notes. However, $7.6 million of interest expense in the prior-year period (versus none this year) was attributable to discontinued operations, resulting in a net $3.1 million period-to-period increase in interest expense attributable to continuing operations.

PERFORMANCE UNIT EXPENSE ACCRUALS ($1.4 MILLION DECREASE). In the fiscal 1999 period, expense accruals totaling $1.4 million were recorded applicable to a plan adopted in December 1997 that awarded performance units to mid-level managerial and professional employees. Individuals holding these units on March 31, 1999 are to receive cash compensation equal to the closing price of the Company's Class B Common Stock on that date times the number of units awarded them. Compensation expense is being accrued ratably over the life of the outstanding units.

                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              No exhibits are filed with this report.

      (b) No reports were filed on Form 8-K during the three-month period ended April 30, 1998.

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



                                         MITCHELL ENERGY & DEVELOPMENT CORP.
                                         -----------------------------------
                                                    (Registrant)


Dated: June 5, 1998                      By:   /s/ Philip S. Smith
                                         --------------------------------
                                         Philip S. Smith
                                         Senior Vice President - Administration
                                         and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION
-----------            -----------
    27           Financial Data Schedules
