Form 10-Q
period 1998-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1998-09-14
CIK 311995

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

                       FOR THE QUARTER ENDED JULY 31, 1998

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

       Registrant's telephone number, including area code: (713) 377-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X    No
                          ---       ---

             Shares of common stock outstanding at August 31, 1998:

               Class A........................      22,321,140
               Class B........................      26,795,127

================================================================================

                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I - Financial Information

         Item 1.  Financial Statements

             Representation............................................................................      1

             Consolidated Balance Sheets...............................................................      2

             Unaudited Consolidated Statements of Earnings.............................................      3

             Unaudited Consolidated Statement of Stockholders' Equity..................................      4

             Unaudited Condensed Consolidated Statements of Cash Flows.................................      5

             Notes to Unaudited Consolidated Financial Statements......................................      6

         Item 2.  Management's Discussion and Analysis of
             Financial Position and Results of Operations..............................................     12


Part II - Other Information

         Item 1.  Legal Proceedings....................................................................     20

         Item 4.  Submission of Matters to Vote of Security Holders....................................     20

         Item 6.  Exhibits and Reports on Form 8-K.....................................................     20










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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                                     July 31,        January 31,
                                                                                       1998             1998
                                                                                    -----------      -----------
                                                                                    (unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents .....................................................     $    23,175      $   105,309
Trade receivables .............................................................          83,418          113,285
Inventories ...................................................................          15,387           14,479
Net assets of discontinued real estate operations (Note 2) ....................            --             26,056
Other .........................................................................          12,059            8,591
                                                                                    -----------      -----------
      Total current assets ....................................................         134,039          267,720
                                                                                    -----------      -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,377,309 and $1,331,139
Exploration and production
   Oil and gas properties .....................................................         719,789          613,565
   Support equipment and facilities ...........................................          18,061           18,407
Gas services (including investments in equity partnerships) (Note 3)
   Natural gas processing .....................................................         109,700          106,464
   Natural gas gathering ......................................................         144,711          134,779
   Other ......................................................................          75,259           73,689
Corporate .....................................................................           7,739            7,763
                                                                                    -----------      -----------
                                                                                      1,075,259          954,667
                                                                                    -----------      -----------
LONG-TERM INVESTMENTS AND OTHER ASSETS ........................................          31,071           29,586
                                                                                    -----------      -----------
                                                                                    $ 1,240,369      $ 1,251,973
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 4) .................................     $   100,000      $      --
Oil and gas proceeds payable ..................................................          69,002           94,661
Accounts payable ..............................................................          46,310           55,119
Accrued liabilities ...........................................................          38,291           48,969
                                                                                    -----------      -----------
      Total current liabilities ...............................................         253,603          198,749
                                                                                    -----------      -----------
LONG-TERM DEBT (Note 4) .......................................................         374,267          414,267
                                                                                    -----------      -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .........................................................         160,104          167,903
Retirement obligations and other ..............................................          57,131           58,128
                                                                                    -----------      -----------
                                                                                        217,235          226,031
                                                                                    -----------      -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
   (authorized 100,000,000 Class A and 100,000,000 Class B shares) ............           5,386            5,386
Additional paid-in capital ....................................................         143,299          143,525
Retained earnings .............................................................         350,750          361,905
Treasury stock, at cost .......................................................        (104,171)         (97,890)
                                                                                    -----------      -----------
                                                                                        395,264          412,926
                                                                                    -----------      -----------
                                                                                    $ 1,240,369      $ 1,251,973
                                                                                    ===========      ===========


-----------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)


                                                                         Three Months                      Six Months
                                                                        Ended July 31                     Ended July 31
                                                                  --------------------------        --------------------------
                                                                     1998             1997             1998             1997
                                                                  ---------        ---------        ---------        ---------
REVENUES
Exploration and production ................................       $  58,921        $  57,659        $ 117,917        $ 117,970
Gas services ..............................................         121,794          117,943          235,190          227,363
                                                                  ---------        ---------        ---------        ---------
                                                                    180,715          175,602          353,107          345,333
                                                                  ---------        ---------        ---------        ---------

OPERATING COSTS AND EXPENSES
Exploration and production, including water
     well litigation provision (reversals) of
    $(1,000), none, $(4,000) and $7,000  (Note 6) .........          55,707           46,037          110,095           97,121
Gas services, including royalty litigation settlement
    provision of $26,000 in the 1997 periods (Note 7) .....         117,120          130,536          217,681          222,924
                                                                  ---------        ---------        ---------        ---------
                                                                    172,827          176,573          327,776          320,045
                                                                  ---------        ---------        ---------        ---------

SEGMENT OPERATING EARNINGS (LOSS) (Note 7) ................           7,888             (971)          25,331           25,288
General and administrative expense ........................           7,613            7,768           15,818           15,018
                                                                  ---------        ---------        ---------        ---------
TOTAL OPERATING EARNINGS (LOSS) ...........................             275           (8,739)           9,513           10,270
                                                                  ---------        ---------        ---------        ---------

OTHER EXPENSE
Interest expense, excluding $7,534 and $15,112 attributable
      to discontinued operations in the 1997 periods ......           8,510            4,751           16,159            9,281
Interest income ...........................................            (118)            (425)            (736)          (1,309)
Other, net ................................................          (1,247)            (753)          (2,661)          (1,795)
                                                                  ---------        ---------        ---------        ---------
                                                                      7,145            3,573           12,762            6,177
                                                                  ---------        ---------        ---------        ---------

EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES ........................          (6,870)         (12,312)          (3,249)           4,093

INCOME TAXES (Note 5) .....................................          (2,622)          (4,851)          (1,296)             833
                                                                  ---------        ---------        ---------        ---------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS ................          (4,248)          (7,461)          (1,953)           3,260
                                                                  ---------        ---------        ---------        ---------

DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Earnings from operations, net of income taxes of $953 and
       $4,071 in the 1997 periods .........................            --              1,684             --              7,440

Loss on sale, net of income taxes .........................            --            (67,123)           3,250          (67,123)
                                                                  ---------        ---------        ---------        ---------
                                                                       --            (65,439)           3,250          (59,683)
                                                                  ---------        ---------        ---------        ---------
NET EARNINGS (LOSS) .......................................       $  (4,248)         (72,900)       $   1,297        $ (56,423)
                                                                  =========          =======        =========        =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note 9)
Class A - From continuing operations ......................       $    (.09)       $    (.15)       $    (.05)       $     .05
              Net earnings (loss) .........................            (.09)           (1.41)             .01            (1.10)
Class B - From continuing operations ......................            (.08)            (.14)            (.03)             .07
              Net earnings (loss) .........................            (.08)           (1.40)             .04            (1.08)

AVERAGE COMMON SHARES OUTSTANDING (Basic) - Class A .......          22,321           23,056           22,321           23,056
                                            Class B .......          26,795           28,805           26,776           28,798


-------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      For the Six Months Ended July 31,1998
                          (dollar amounts in thousands)


                                                                            Additional
                                                              Common          Paid-in       Retained       Treasury
DOLLAR AMOUNTS                                                 Stock         Capital        Earnings         Stock         Total
--------------                                              -----------    -------------    --------      -----------   --------

BALANCE, JANUARY 31, 1998 ..................................   $ 5,386        $ 143,525     $ 361,905    $  (97,890)    $ 412,926

Net earnings................................................      --               --           1,297          --           1,297

Cash dividends (24 cents per share on
    Class A and 26.5 cents per share on Class B)............      --               --         (12,452)         --         (12,452)

Treasury stock purchases (including
    $7,458 adjustment payment on fiscal
    1998 accelerated stock purchase transaction) ...........      --               --             --         (9,217)       (9,217)

Exercises of stock options..................................      --               (226)          --          2,936         2,710
                                                               -------        ---------     ---------    ----------     ----------

BALANCE, JULY 31, 1998 .....................................   $ 5,386        $ 143,299     $ 350,750    $ (104,171)    $  395,264
                                                               =======        =========     =========    ==========     ==========



                          ===========================



                                    Common Stock Issued               Treasury Stock               Outstanding Shares
                                  -------------------------      ------------------------       ---------------------------
SHARE AMOUNTS                      Class A        Class B         Class A       Class B          Class A          Class B
-------------                     ----------     ----------      ---------      ---------       ----------       ----------

BALANCE, JANUARY 31, 1998 ....    23,978,081     29,878,081      1,656,937      3,153,817       22,321,144        26,724,264

Treasury stock purchases......          --             --             --           65,000             --             (65,000)

Exercises of stock options....          --             --             --         (135,867)            --             135,867

Other.........................            (3)            (3)          --            --                  (3)               (3)
                                  ----------     ----------      ---------      ---------       ----------        ----------

BALANCE, JULY 31, 1998 .......    23,978,078     29,878,078      1,656,937      3,082,950       22,321,141        26,795,128
                                  ==========     ==========      =========      =========       ==========        ==========


-------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Six Months
                                                                             Ended July 31
                                                                      --------------------------
                                                                         1998             1997
                                                                      ----------       ---------
OPERATING ACTIVITIES
Earnings (loss) from continuing operations ....................       $  (1,953)       $   3,260
Adjustments to reconcile earnings from continuing
    operations to cash provided by operating activities
        Depreciation, depletion and amortization ..............          58,135           50,305
        Exploration expenses, including dry-hole costs ........          20,417            6,639
        Deferred income taxes .................................             304            4,536
        Distributions in excess of earnings of equity investees           9,179              451
        Water well litigation provision (reversal) ............          (4,000)           7,000
        Royalty litigation settlement provision ...............            --             26,000
        Gain from sale of contract drilling assets ............            --             (2,382)
        Other, net ............................................          (1,884)          (1,101)
                                                                      ---------        ---------
                                                                         80,198           94,708
        Changes in operating assets and liabilities ...........          (3,205)         138,656
                                                                      ---------        ---------
        Cash provided by operating activities .................          76,993          233,364
                                                                      ---------        ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
    Total on accrual basis, including asset
        acquisitions of $80,916 and $9,686 ....................        (210,182)        (104,574)
    Adjustment to cash basis ..................................          (4,200)            (315)
                                                                      ---------        ---------
                                                                       (214,382)        (104,889)

Net proceeds from sale of The Woodlands Corporation ...........            --            480,994
Property, plant and equipment sales proceeds ..................            --              5,078
Other .........................................................           1,656            2,888
                                                                      ---------        ---------
        Cash provided by (used for) investing activities ......        (212,726)         384,071
                                                                      ---------        ---------

FINANCING ACTIVITIES

Proceeds from issuance of debt ................................         120,000             --
Debt repayments ...............................................         (60,000)        (100,000)
Cash dividends ................................................         (12,452)         (13,163)
Treasury stock purchases ......................................          (9,217)            --
Other .........................................................           2,341             (487)
                                                                      ---------        ---------
        Cash provided by (used for) financing activities ......          40,672         (113,650)
                                                                      ---------        ---------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS ....................         (95,061)         503,785

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS ...........          12,927           (3,824)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................         105,309           75,825
                                                                      ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................       $  23,175        $ 575,786
                                                                      =========        =========


----------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 1998


(1)     ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in 20%- to 50%-owned entities.

        The Company's exploration and production activities are accounted for using the "successful efforts" method. Impairment computations for proved oil and gas properties are made on a field-by-field basis as conditions warrant. There were no impairment charges during the periods ended July 31, 1998 and 1997.

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

        In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company must adopt at least by fiscal 2001. The statement requires that all derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. While the Company's analysis of the potential impact of this statement is far from complete, its infrequent use of derivatives - particularly those which are not hedges - makes it unlikely that the adoption of this statement will have a significant impact on the Company's financial statements.

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

        The Company decided to withdraw from the real estate business upon entering into the definitive agreement to sell TWC on June 12, 1997, and commenced reporting real estate activities as discontinued operations in its financial statements effective that date. The Company's financial statements were revised to segregate the net assets associated with discontinued operations and to separately report their results of operations. Prior-period financial statements were restated similarly. Interest expense attributable to discontinued operations was determined in the same manner that historically had been used to allocate such costs to the Company's real estate operations. After an income tax benefit of $25,878,000, a net loss of $67,123,000 was recorded in connection with the discontinuance of the Company's real estate activities.

        During the first quarter of fiscal 1999, adjustments were recorded reducing the $67,123,000 loss on disposition previously recorded in connection with the discontinuance of real estate operations by $3,250,000 ($5,000,000 pretax). This occurred because actual realizations were higher than originally estimated and certain contingent obligations were settled for less than the amounts accrued.

        The Company ceased segregating discontinued operations during fiscal 1999's second quarter since the liquidation of the remaining real estate properties had been substantially completed.

(3)     PARTNERSHIP INVESTMENTS

At July 31, 1998, the Company's principal partnership interests included the following:

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

        A summary of the Company's net investments in partnerships at July 31, 1998 and January 31, 1998 and its equity in their pretax earnings (losses) for the six-month periods ended July 31, 1998 and 1997 follows (in thousands):

                                                                                                        Equity in
                                                                     Net Investment                 Pretax  Earnings
                                                            ---------------------------         -------------------------
                                                              July 31,      January 31,           July 31,       July 31,
                                                               1998           1998                 1998           1997
                                                            ----------     ------------         -----------    ----------

Austin Chalk Natural Gas Marketing Services............     $   1,058       $     670           $  1,288       $    991
Belvieu Environmental Fuels............................        43,288          41,300              3,891          4,946
C&L Processors Partnership.............................        61,008          51,945                361          1,383
Ferguson-Burleson County Gas Gathering System..........        41,812          43,863              1,610          2,023
Gulf Coast Fractionators...............................        30,265          30,629              2,621          2,876
Louisiana Chalk Gathering System.......................        17,662          19,053               (367)           (32)
U. P. Bryan Plant......................................         5,071           6,738                470          2,236
Others.................................................           245             138              3,599*            24
                                                            ---------       ---------           --------       --------
                                                            $ 200,409       $ 194,336           $ 13,473       $ 14,447
                                                            =========       =========           ========       ========

----------------------------------------------------------
*Consists principally of a $3,492 gain from the sale by a partnership of the Brooks-Hidalgo gathering system.

        Financial statement information is generally reported on a one-month lag for entities accounted for on the equity method. Summarized earnings information (on a 100% basis) for these entities for the three- and six-month periods ended July 31, 1998 and 1997 follows (in thousands):

                                                                                   Three Months                 Six Months
                                                                             -----------------------     -----------------------
                                                                                1998         1997           1998         1997
                                                                             ----------   ----------     ----------   ----------

Revenues..................................................................    $ 142,443    $ 166,849      $ 274,192    $ 395,367

Operating earnings........................................................       16,151       19,904         29,133       46,578

Pretax earnings (before interest expense for those entities
   whose activities are funded by capital contributions of the owners)....       11,548       17,909         20,409       37,020

(4)     LONG-TERM DEBT

The Company's outstanding debt at July 31, 1998 consisted of $414,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and $60,000,000 borrowed under the revolving credit facility described in the following paragraph.

        On July 29, 1998, the parent company entered into a five-year $250,000,000 bank revolving credit agreement, replacing a $150,000,000 facility of its primary energy subsidiary. Any amounts then outstanding under the new agreement are payable in July 2003. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

        The new credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $330,000,000 and require the maintenance of specified financial ratios. Retained earnings available for the payment of cash dividends totaled $63,128,000 at July 31, 1998.

(5)     INCOME TAXES

Income taxes applicable to earnings from continuing operations for the six-month periods ended July 31, 1998 and 1997 consist of the following (in thousands):

                                                                   1998              1997
                                                                ---------         ---------
         Current  - Federal ..........................          $ (1,757)         $ (4,081)
                    State ............................               157               378
                                                                --------          --------
                                                                  (1,600)           (3,703)
                                                                --------          --------

         Deferred - Federal ..........................               864             4,553
                    State ............................              (560)              (17)
                                                                --------          --------
                                                                     304             4,536
                                                                --------          --------
                                                                $ (1,296)          $   833
                                                                ========           =======

        Estimated annual tax rates of 39.9% and 20.4%, respectively, were used in computing the income tax provisions for the six-month periods ended July 31, 1998 and 1997. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of Federal permanent differences and the impact of state income taxes.

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

        The Company appealed this judgment to the Second Court of Appeals in Fort Worth, Texas, and in November 1997 the court's three-judge panel unanimously reversed the previous decision, finding that the plaintiffs failed to prove that the Company's actions were the cause of their alleged damages and that the claims of most plaintiffs were time-barred by statutes of limitations. The appeals court subsequently denied the plaintiffs' request for a reconsideration of its decision. A request by the plaintiffs that the Texas Supreme Court review and overturn this decision was denied on July 3, 1998. The plaintiffs filed a motion for rehearing with the Texas Supreme Court on July 20, to which that court has yet to respond.

        In May 1997, in the Bailey case - which involved allegations similar to those in the Bartlett case another jury in the Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups (and that most of their claims were time-barred by statutes of limitations, in any event). The court entered the judgment on July 15, 1997. After their motion for a new trial was denied, the plaintiffs appealed this decision to the Second Court of Appeals, which by law must consider the case. This is the same court that earlier ruled favorably on the Company's appeal of the Bartlett case.

        In three other cases involving allegations similar to those in the Bartlett case, judges in the Wise County court issued summary judgments in favor of the Company during January, April and July 1998. The plaintiffs subsequently appealed two of these cases to the Second Court of Appeals, which by law must consider the cases.

        In addition to the above cases, another 25 lawsuits involving similar allegations had been filed, but not tried. In August 1998, a confidential settlement agreement was reached covering all these remaining cases.

        The Company believes that a number of its insurance carriers have responsibilities for participating in the defense costs incurred by the Company in connection with this litigation. Reimbursement agreements have been entered into with three of these carriers: one in May 1997 and two in April 1998. Discussions continue with additional carriers regarding their participation in the Company's defense costs.

        The Company reviews the adequacy of its accrued liability for this litigation at least quarterly. Provisions were recorded in fiscal 1998, 1997 and 1996 totaling $32,000,000 (including $7,000,000 in April 1997). After entering into the two reimbursement agreements in April 1998 and after agreeing in August to settle the last 25 untried cases, the Company recorded reversals of the previous provisions of $3,000,000 and $1,000,000, respectively, in the first and second quarters of fiscal 1999. Costs incurred - which have consisted principally of estimated attorneys' fees and other defense costs for the Bartlett and Bailey trials and costs of bonds, etc., related to the appeal of the Bartlett judgment - were charged against the reserve. Insurance reimbursements are included in the determination of the adequacy of the accrued liability only after reimbursement agreements have been executed.

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

(7)     SEGMENT INFORMATION

Selected industry segment data for the six- and three-month periods ended July 31, 1998 and 1997 are as follows (in thousands):

                                                                      Segment                    Total
                                             Outside                 Operating                 Operating
                                             Revenues                 Earnings                  Earnings
                                      ---------------------   ----------------------    --------------------------
                                         1998       1997         1998        1997         1998             1997
                                      ---------   ---------   ---------    ---------    ---------       ----------
Six Months

EXPLORATION AND PRODUCTION
Operations ........................   $ 117,917   $ 115,588   $   3,822    $  25,467    $  (2,152)      $  19,631
Water well litigation (provision)
   reversals (see Note 6) .........        --          --         4,000       (7,000)       4,000          (7,000)
Gain from sale of
   contract drilling assets .......        --         2,382        --          2,382         --             2,382
                                      ---------   ---------   ---------    ---------    ---------       ---------
                                        117,917     117,970       7,822       20,849        1,848          15,013
                                      ---------   ---------   ---------    ---------    ---------       ---------

GAS SERVICES
Natural gas processing ............     128,106     150,197      (1,569)      15,212       (3,187)         13,660
Royalty litigation
   settlement provision ...........        --          --          --        (26,000)        --           (26,000)
Natural gas gathering
   and marketing ..................     100,572      69,344      13,161        8,136       11,244           6,301
Other .............................       6,512       7,822       5,917        7,091        5,715           6,905
                                      ---------   ---------   ---------    ---------    ---------       ---------
                                        235,190     227,363      17,509        4,439       13,772             866
                                      ---------   ---------   ---------    ---------    ---------       ---------

CORPORATE .........................        --          --          --           --         (6,107)(b)      (5,609)(b)
                                      ---------   ---------   ---------    ---------    ---------       ---------
                                      $ 353,107   $ 345,333   $  25,331    $  25,288    $   9,513       $  10,270
                                      =========   =========   =========    =========    =========       =========

Three Months

EXPLORATION AND PRODUCTION
Operations ........................   $  58,921   $  57,659   $   2,214    $  11,622    $    (790)      $   8,715
Water well litigation (provision)
   reversal (see Note 6) ..........        --          --         1,000         --          1,000            --
                                      ---------   ---------   ---------    ---------    ---------       ---------
                                         58,921      57,659       3,214       11,622          210           8,715
                                      ---------   ---------   ---------    ---------    ---------       ---------

GAS SERVICES
Natural gas processing ............      60,448      69,411      (2,504)       6,617       (3,287)          5,836
Royalty litigation
   settlement provision ...........        --          --          --        (26,000)        --           (26,000)
Natural gas gathering
   and marketing ..................      57,830      45,047       3,951        3,682        3,021           2,756
Other .............................       3,516       3,485       3,227        3,108        3,134           3,009
                                      ---------   ---------   ---------    ---------    ---------       ---------
                                        121,794     117,943       4,674      (12,593)       2,868         (14,399)
                                      ---------   ---------   ---------    ---------    ---------       ---------

CORPORATE .........................        --          --          --           --         (2,803)(b)      (3,055)(b)
                                      ---------   ---------   ---------    ---------    ---------       ---------
                                      $ 180,715   $ 175,602   $   7,888    $    (971)   $     275       $  (8,739)
                                      =========   =========   =========    =========    =========       =========

                                                                    Capital
                                               DD&A              Expenditures(a)
                                      ---------------------   --------------------
                                         1998        1997        1998        1997
                                      ---------   ---------   ---------    -------
Six Months

EXPLORATION AND PRODUCTION
Operations ........................   $  48,885   $  44,007   $ 176,826    $  77,117
Water well litigation (provision)
   reversals (see Note 6) .........        --          --          --           --
Gain from sale of
   contract drilling assets .......        --          --          --           --
                                      ---------   ---------   ---------    ---------
                                         48,885      44,007     176,826       77,117
                                      ---------   ---------   ---------    ---------

GAS SERVICES
Natural gas processing ............       1,963       1,817      17,090        2,770
Royalty litigation
   settlement provision ...........        --          --          --           --
Natural gas gathering
   and marketing ..................       5,805       2,773      14,362       22,241
Other .............................          53          53         600           37
                                      ---------   ---------   ---------    ---------
                                          7,821       4,643      32,052       25,048
                                      ---------   ---------   ---------    ---------

CORPORATE .........................       1,429       1,655       1,304        2,409
                                      ---------   ---------   ---------    ---------
                                      $  58,135   $  50,305   $ 210,182    $ 104,574
                                      =========   =========   =========    =========

Three Months

EXPLORATION AND PRODUCTION
Operations ........................   $  25,150   $  22,162   $  85,951    $  43,809
Water well litigation (provision)
   reversal (see Note 6) ..........        --          --          --           --
                                      ---------   ---------   ---------    ---------
                                         25,150      22,162      85,951       43,809
                                      ---------   ---------   ---------    ---------

GAS SERVICES
Natural gas processing ............       1,002         919       2,630       1,220
Royalty litigation
   settlement provision ...........        --          --          --           --
Natural gas gathering
   and marketing ..................       2,912       1,514       6,269       13,623
Other .............................          26          26         466           35
                                      ---------   ---------   ---------    ---------
                                          3,940       2,459       9,365       14,878
                                      ---------   ---------   ---------    ---------

CORPORATE .........................         720         841       1,049        1,216
                                      ---------   ---------   ---------    ---------
                                      $  29,810   $  25,462   $  96,365    $  59,903
                                      =========   =========   =========    =========

--------------------------
(a)  On accrual basis, including exploratory expenses.
(b)  General corporate expenses.

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

        In July 1997, the Company recorded a $26,000,000 financial statement provision for estimated costs to be incurred in connection with settlements of litigation with certain of its North Texas royalty owners. In October 1997, a $21,000,000 payment was made to settle class-action litigation brought on behalf of these royalty owners. Payments totaling approximately $5,000,000 were later made to royalty owners who chose not to participate in the class-action litigation.

        Effective April 1, 1997, the Company sold its remaining contract drilling assets for $3,500,000. A gain of $2,382,000 was recorded on this transaction.

(8)     SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid, including amounts applicable to discontinued operations, totaled $16,002,000 and $26,555,000 during the six-month periods ended July 31, 1998 and 1997. Income taxes paid during these periods, including amounts applicable to discontinued operations, totaled $3,783,000 and $20,400,000. There were no significant non-cash investing or financing activities during the six-month periods ended July 31, 1998 and 1997.

(9)     EARNINGS (LOSS) PER SHARE

The earnings (loss) per share computations included herein have been made in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of fiscal 1998; prior period amounts were restated. The Company is required to make separate per-share computations for its Class A and Class B common stock since the shares are not convertible into each other and different per share cash dividends are paid on the separate classes. In these computations, any excess or shortfall between earnings from continuing operations and total dividends paid is apportioned between the classes on a pro rata per-share basis and then added to the respective dividends paid to each class of common stock. Accordingly, the differences in the per-share earnings amounts for Class A and Class B shares occur because of the dividend premium on the Class B shares. The following table sets forth basic and diluted earnings (loss) per-share information for the three- and six-month periods ended July 31, 1998 and 1997.

                                                           Three Months                                Six Months
                                             ---------------------------------------    ----------------------------------------
                                                    1998                 1997                  1998                  1997
                                             -----------------    ------------------    ------------------    ------------------
                                             Class A   Class B    Class A    Class B    Class A    Class B    Class A    Class B
                                             -------   -------    -------    -------    -------    -------    -------    -------
From continuing operations .............     $ (.09)     (.08)      (.15)      (.14)      (.05)      (.03)     $  .05     $  .07
                                             ------      ----      -----      -----      -----      -----      -------     -----
Discontinued real estate operations
     Earnings from operations ..........       --        --          .03        .03       --         --           .14        .14
     Loss on sale ......................       --        --        (1.29)     (1.29)      --         --         (1.29)     (1.29)
     Adjustment to loss on sale ........       --        --         --         --          .06        .07        --         --
                                             ------      ----      -----      -----      -----      -----      -------     -----
                                               --        --        (1.26)     (1.26)       .06        .07       (1.15)     (1.15)
                                             ------      ----      -----      -----      -----      -----      -------     -----
Net earnings (loss) ....................     $ (.09)     (.08)     (1.41)     (1.40)     $ .01      $ .04      $(1.10)     (1.08)
                                             ======      ====      =====      =====      =====      =====      =======     =====

        The basic and diluted per-share amounts were the same because the earnings (loss) amounts for the diluted computations were no different than the ones used in the basic computations, and - as shown in the table below - the dilutive effect of stock options did not significantly increase the weighted average shares outstanding. The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings (loss) per-share computations for the three- and six-month periods ended July 31, 1998 and 1997 (in thousands):

                                                          Three Months                                  Six Months
                                            ----------------------------------------    ----------------------------------------
                                                   1998                  1997                  1998                  1997
                                            ------------------    ------------------    ------------------    ------------------
                                            Class A    Class B    Class A    Class B    Class A    Class B    Class A    Class B
                                            -------    -------    -------    -------    -------    -------    -------    -------
Used in basic computations .............     22,321     26,795     23,056     28,805     22,321     26,776     23,056     28,798
Dilutive effect of stock options .......       --         --         --         --         --         --            3        127
                                            -------    -------    -------    -------    -------    -------    -------    -------
Used in diluted computations ...........     22,321     26,795     23,056     28,805     22,321     22,776     23,059     28,925
                                            =======    =======    =======    =======    =======    =======    =======    =======

Because their effect would have been antidilutive, out-of-the-money options on 606,240 Class B shares were excluded from the determination of the dilutive effect of stock options for the six-month period ended July 31, 1997. For the other periods shown above, the weighted average shares outstanding were not adjusted for the dilutive effect of stock options because to do so when there are losses from continuing operations would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All statements included in this Form 10-Q, other than statements of historical fact, are forward-looking statements. These include, but are not limited to, strategies, goals and expectations set forth herein concerning exploration and production and gas services operations and the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil; the attainment of forecasted operating levels, reserve replacement and asset acquisitions; and unexpected changes in competitive and economic conditions, government regulations, technology and other factors.

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

        A balanced plan was implemented to reinvest the TWC sales proceeds as quickly as practical, consistent with the Company's objective of growing its core energy businesses in a prudent manner. This reinvestment program was completed during fiscal 1999's first quarter, and the following table summarizes the uses of those proceeds (dollars in millions):

                                                                                      Fiscal     Fiscal
                                                                                       1999       1998      Total
                                                                                      ------     ------     ------
     Acquisitions ..............................................................     $   64.7   $   26.3   $   91.0
     Fiscal 1999 capital expenditures in excess of funds from operations .......         23.0         --       23.0
     Accelerated fiscal 1998 capital spending
        (primarily for oil and gas exploratory activities) .....................           --       24.0       24.0
     Common stock purchases
        Accelerated buyback (700,000 Class A and 1,400,000 Class B shares) .....          7.5       49.7       57.2
        Open-market purchases (45,000 Class A and 884,200 Class B shares) ......          1.8       22.7       24.5
     Repurchase of 9 1/4% senior notes (including
        $19.3 for tender offer costs and expenses) .............................           --      205.0      205.0
     Repayment of off-balance-sheet partnership indebtedness ...................           --       43.8       43.8
     December 1997 special common stock dividends
        (24 cents on Class A and 26 1/2 cents on Class B) ......................           --       12.5       12.5
                                                                                     --------   --------   --------
                                                                                     $   97.0   $  384.0   $  481.0
                                                                                     ========   ========   ========


The fiscal 1998 amounts were discussed in the Company's Fiscal 1998 Annual Report. The fiscal 1999 spending was directed almost exclusively towards expanding the Company's core energy operations via acquisitions and a stepped-up exploratory program.

        Principally because of $32 million in producing property acquisitions and price-related decreases in cash flows from operations, the Company's debt rose by $48 million during fiscal 1999's second quarter. With the capital budget reductions discussed below, the Company expects its second half spending to be more in line with operating cash flows.

         The parent company entered into a five-year $250 million bank revolving credit agreement in July 1998, replacing a $150 million facility of a subsidiary. During the second quarter of fiscal 1999, $100 million of the Company's 8% senior notes maturing on July 15, 1999 were reclassified as a current liability. The Company has not yet decided whether it will sell additional senior notes or borrow under the new bank credit agreement to fund retirement of the maturing senior notes.

CAPITAL AND EXPLORATORY EXPENDITURES. A comparison of the Company's original and revised budgets for fiscal 1999 capital and exploratory expenditures follows (in millions):

                                                              Revised Budget
                                                         ----------------------------
                                                          First    Second
                                             Original     Half      Half
                                              Budget     Actual    Estimate     Total
                                             --------   --------   --------   --------

     Exploration and production
        Capital ........................     $  159.0   $   88.9   $   58.6   $  147.5
        Exploratory expenses ...........         29.0       20.4        6.9       27.3
     Gas services ......................         49.0       18.7       14.6       33.3
     Corporate .........................          4.0        1.3        2.0        3.3
                                             --------   --------   --------   --------
                                             $  241.0      129.3       82.1      211.4
     Unbudgeted asset acquisitions
        Oil and gas properties .........                    67.6        3.9*      71.5
        Gas services facilities ........                    13.3         --       13.3
                                                        --------   --------   --------
                                                         $ 210.2   $   86.0   $  296.2
                                                         =======   ========   ========

* Actual expenditures in August 1998.

The fiscal 1999 budget called for a continuation of the program begun last year to accelerate drilling of the Company's substantial inventory of development locations in its core areas. In addition, significant expenditures were included for seismic work, exploratory acreage acquisitions and exploratory drilling.

        More than 90% of the budgeted fiscal 1999 spending for 3-D seismic surveys was incurred in the first half, as dry weather and the availability of crews and equipment allowed an acceleration of the planned schedule. While this cut sharply into earnings during fiscal 1999's first half, second half geological and geophysical expenses will be down substantially since most of the planned 3-D seismic surveys now have been completed.

        As is its normal practice, the Company reassessed its fiscal 1999 capital spending plans at mid-year. With no apparent relief in sight from the current depressed level of energy prices, fiscal 1999 budgeted expenditures were reduced by $29.6 million (12%) to $211.4 million as shown in the table above. This was accomplished by deferring the drilling of selected exploratory and development wells until next year and delaying/eliminating certain gas services projects in response to the downturn in industry activity. As part of the mid-year review, planned expenditures were added to develop recently acquired properties in the Columbus field and the Limestone County area and thus prove up the values of these properties.

RECENT ENERGY PRICE TRENDS. Crude oil and NGL prices collapsed during fiscal 1999's first half as a result of last winter's warm weather and relatively high inventory levels. Margins for NGLs were particularly depressed during this period because the low NGL sales prices were accompanied by relatively strong prices for natural gas feedstock. The low oil prices and NGL margins, coupled with the previously discussed high level of seismic expenses, adversely impacted the Company's earnings and cash flows during the first half of fiscal 1999. Natural gas prices held up surprisingly well until the third week of July, but have fallen substantially since then. While seismic spending will be sharply lower, it is expected that low energy prices will continue to negatively impact the Company's results in the third quarter, and possibly beyond depending largely on the weather during the upcoming winter.

NORTH TEXAS WATER WELL LITIGATION. See Note 6 of Notes to Unaudited Consolidated Financial Statements for a discussion of the current status of this litigation. In August 1998, the Company agreed to settle the last 25 untried cases, leaving open only the plaintiffs' appeals of judgments favoring the Company in four earlier cases. During fiscal 1999, defense cost reimbursement agreements were entered into with two more of the Company's insurance carriers, and discussions are continuing with others.

YEAR 2000 ISSUE. Like others, the Company is facing computer systems problems caused by the approaching turn of the century, which has been dubbed the "Year 2000 problem." In addition to affecting mainframe and mid-range computer systems, this problem potentially impacts computer chips integrated into security, plant automation and pipeline control systems. Beginning in late 1996, the Company conducted a study to determine the Year 2000 readiness of its mainframe and mid-range financial and operating systems and established a timetable for reprogramming, replacing and testing these systems to see that they properly recognize dates subsequent to December 31, 1999. The Company's schedule calls for these efforts to be completed by January 1999, and it is currently on schedule. Through July 31, 1998, costs totaling $.6 million had been incurred in this regard out of the total estimated $1 million. Since these efforts are being largely accomplished by reallocating internal resources, this effort is not expected to significantly impact the Company's results of operations or cash flows.

        During August 1998, the Company completed an inventory of embedded chips integrated into security, plant automation and pipeline control systems. It is in the process of determining those requiring modifi cation to properly recognize dates after December 31, 1999. As part of this process, the Company is ranking those embedded chips requiring attention in order of importance and has begun contacting equipment vendors to determine the status of their Year 2000 conversion efforts. The Company's estimate of the timing and costs to make these systems Year 2000 compliant has not been completed. However, based on preliminary information, it is not expected that such costs will significantly impact the Company's results of operations or cash flows.

        Through communications with industry partners and others, the Company is also evaluating the risk presented by potential Year 2000 non-compliance by third parties. Since such risks vary substantially, companies are being contacted based on the estimated magnitude of the risk posed to the Company by their potential Year 2000 non-compliance. At this time the Company is unaware of situations where material disruptions of its business activities are likely to occur because of the Year 2000 non-compliance of third parties.

        The timetable for the Company's planned completion of its own Year 2000 modifications and the estimated costs to accomplish this are management's best estimates. These assessments involve many assumptions concerning future events, including the continued availability of certain resources, particularly personnel able to locate, reprogram or replace, and test the Company's hardware and software in accordance with the Company's established schedule. There can be no guarantee that the Company's estimates will prove accurate, and actual results could differ significantly from the estimates. Finally, there can be no guarantee that the Year 2000 non-compliance of third parties of business importance to the Company will not adversely affect its operations in a future period. Although it is not currently aware of any such situations, the Company is developing contingency plans to alter business relationships in the event of such non-compliance.

OPERATING STATISTICS

Certain operating statistics (including proportional interests in equity partnerships, where applicable) for the three- and six-month periods ended July 31, 1998 and 1997 follow:

                                                                      Three Months                        Six Months
                                                               --------------------------        -------------------------
                                                                  1998            1997              1998            1997
                                                               ----------      ----------        ----------      ---------

        AVERAGE DAILY VOLUMES
        Natural gas sales (Mcf)...............................   245,200        227,000             245,800        232,500
        Crude oil and condensate sales (Bbls).................     6,600          6,000               6,800          5,900
        Natural gas liquids produced (Bbls)...................    40,800         44,700              43,100         45,600
        Pipeline throughput (Mcf) ............................   565,000*       413,000             554,000*       426,000

        AVERAGE SALES PRICES
        Natural gas (per Mcf).................................   $  2.25        $  2.24             $  2.27      $    2.24
        Crude oil and condensate (per Bbl)....................     12.33          18.48               13.13          19.20
        Natural gas liquids produced (per Bbl)................     10.22          12.76               10.85          13.11

        *Includes approximately 165,000 Mcf per day for North Texas gathering systems acquired effective January 1, 1998.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS - SIX MONTHS ENDED JULY 31, 1998 COMPARED WITH SIX MONTHS ENDED JULY 31, 1997

Earnings (losses) from continuing operations for the six-month period ended July 31, 1998 - both before and after unusual items - are summarized in the table on the following page. The Company had a loss of $1.9 million from continuing operations during fiscal 1999's first six months, which compared with the prior-year period's earnings of $3.3 million. Excluding the effects of unusual items, a loss of $4.4 million was reported during the fiscal 1999 period, versus earnings of $23.0 million during the prior-year's comparable period. The sharp earnings decline occurred largely because of lower prices for oil and condensate and NGLs, increased exploration expenses and higher interest expense from continuing operations.

        The following table and discussion identify and explain the major increases (decreases) in earnings for the six-month periods (in millions):

                                                                        Segment                               Earnings from Con-
                                                                   Operating Earnings                         tinuing Operations
                                                                 -----------------------                    -----------------------
                                                                 Exploration                                Before
                                                                    and           Gas                       Income          After
                                                                 Production     Services       Other*        Taxes           Tax
                                                                 -----------    --------      --------      ------        ---------

FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEMS ....................       $ 20.9         $ 4.4        $ (21.2)      $  4.1        $ 3.3

ELIMINATE IMPACT OF FISCAL 1998 UNUSUAL ITEMS

Water well litigation provision (see page 8) ...............          7.0          --             --            7.0          4.3
Royalty litigation settlement provision (see page 10) ......         --            26.0           --           26.0         16.9
Gain from sale of remaining contract drilling assets .......         (2.4)         --             --           (2.4)        (1.5)
                                                                   ------        ------        -------       ------        -----
                                                                      4.6          26.0           --           30.6         19.7
                                                                   ------        ------        -------       ------        -----

FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEMS ...................         25.5          30.4          (21.2)        34.7         23.0
                                                                   ------        ------        -------       ------        -----

MAJOR INCREASES (DECREASES)
Exploration expenses .......................................        (13.8)         --             --          (13.8)        (9.0)
Lower oil and condensate sales price .......................         (7.1)         --             --           (7.1)        (4.6)
Increased oil and condensate sales volumes .................          2.2          --             --            2.2          1.4
Increased natural gas sales volumes ........................          2.5          --             --            2.5          1.6
Increased E&P operating expenses,
   principally maintenance and property taxes ..............         (2.8)         --             --           (2.8)        (1.8)
Margin decreases resulting from lower NGL prices ...........         --           (12.1)          --          (12.1)        (7.9)
Gain from a partnership's sale of the
   Brooks-Hidalgo gathering system .........................         --             3.5           --            3.5          2.3
Depreciation expense on North Texas
   gathering system acquired in January 1998 ...............         --            (2.0)          --           (2.0)        (1.3)
Equity in earnings of MTBE plant partnership ...............         --            (1.0)          --           (1.0)         (.7)
Increased interest expense
   attributable to continuing operations ...................         --            --             (6.9)        (6.9)        (4.5)
Performance unit expense accruals ..........................          (.9)          (.4)           (.5)        (1.8)        (1.2)
Other, net .................................................         (1.8)          (.9)          --           (2.7)        (1.7)
                                                                   ------        ------        -------       ------        -----
                                                                    (21.7)        (12.9)          (7.4)       (42.0)       (27.4)
                                                                   ------        ------        -------       ------        -----
FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEM ....................          3.8          17.5          (28.6)        (7.3)        (4.4)
Water well litigation provision reversal (see page 8) ......          4.0          --             --            4.0          2.5
                                                                   ------        ------        -------       ------        -----
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEM .....................       $  7.8        $ 17.5        $ (28.6)        (3.3)        (1.9)
                                                                   ======        ======        =======       ======        =====


----------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $3.8 million during fiscal 1999's first six months were sharply lower than the $25.5 million of the prior-year period primarily because of the current period's increased exploration expenses and lower prices for oil and condensate sales.

EXPLORATION EXPENSES ($13.8 MILLION DECREASE). Largely because of increased exploratory seismic expenditures, the Company's exploration expenses totaled $20.5 million during fiscal 1999's first half, up from $6.7 million in the prior-year period. As discussed elsewhere in this Form 10-Q, the Company substantially increased its planned fiscal 1999 expenditures for 3-D seismic surveys. Because of dry weather and the availability of crews and equipment, the Company accelerated the performance of these surveys, spending most of its fiscal 1999 budget during the first six months. While these expenses cut sharply into earnings during the first half of fiscal 1999, second half expenses will be down significantly since most of the planned 3-D seismic surveys now have been completed.

LOWER OIL AND CONDENSATE SALES PRICE ($7.1 MILLION DECREASE). The Company's sales price for oil and condensate averaged $13.13 per barrel during fiscal 1999's first six months, down sharply from the prior period's $19.20, reducing operating earnings by $7.1 million. The collapse in world oil prices was largely the result of overproduction, very mild weather last winter and the economic downturn in Southeast Asia.

INCREASED OIL AND CONDENSATE SALES VOLUMES ($2.2 MILLION INCREASE). Fiscal 1999's production of oil and condensate increased 900 barrels per day (15%) to 6,800, increasing operating earnings by $2.2 million. This occurred largely because of fiscal 1998 drilling and recompletion activity in Throckmorton County (North Texas), the Lake Creek field (Southeast Texas) and Calcasieu Parish (Southwest Louisiana), much of which resulted from drilling based on earlier 3-D seismic surveys.

INCREASED NATURAL GAS SALES VOLUMES ($2.5 MILLION INCREASE). Natural gas sales volumes averaged 245.8 MMcf per day during the six months ended July 31, 1998, up from 232.5 MMcf during the comparable period of the prior year, increasing operating earnings by $2.5 million. This increase was principally related to activities in North Texas.

GAS SERVICES OVERVIEW

Gas services operating earnings declined $12.9 million (to $17.5 million) during the first half of fiscal 1999 principally because of price-related reductions in gas processing margins. The negative impact of this was partially offset by a $3.5 million gain from a partnership's sale of the Brooks-Hidalgo gathering system.

MARGIN DECREASES RESULTING FROM LOWER NGL PRICES ($12.1 MILLION DECREASE). The average price for NGLs produced during fiscal 1999's first six months of $10.85 per barrel was 17% below the prior-year period's $13.11, reducing NGL revenues by $17.6 million. Because of the impact of the lower NGL prices on producer payments, feedstock costs declined by $5.5 million, resulting in a net $12.1 million decrease in margins because of lower NGL prices.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($1.0 MILLION DECREASE). This unfavorable variance resulted primarily from increased downtime for maintenance in fiscal 1999 (25 days versus 12). The plant's production, which averaged approximately 12,700 barrels per day in the first half, exceeded 16,100 barrels per day in August.

OTHER

INTEREST EXPENSE ATTRIBUTABLE TO CONTINUING OPERATIONS ($6.9 MILLION DECREASE). Because a portion of the proceeds of the TWC sale were reinvested rather than being used to retire debt related to discontinued operations, interest expense attributable to continuing operations rose by $6.9 million during the fiscal 1999 period. Total interest expense declined by $8.2 million largely because of the repurchase during the prior year's third quarter of $185.7 million of 9 1/4% senior notes using a portion of the TWC sales proceeds.

PERFORMANCE UNIT EXPENSE ACCRUALS ($1.8 MILLION DECREASE). In the fiscal 1999 period, expense accruals totaling $1.8 million were recorded applicable to a plan adopted in December 1997 that awarded performance units to mid-level managerial and professional employees. Individuals holding these units on March 31, 1999 are to receive cash compensation equal to the closing price of the Company's Class B Common Stock on that date times the number of units awarded them. Compensation expense is being accrued ratably over the life of the outstanding units based on the Class B stock price at the end of each month.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS - THREE MONTHS ENDED JULY 31, 1998 COMPARED WITH THREE MONTHS ENDED JULY 31, 1997

        Earnings from continuing operations for the three-month periods ended July 31, 1998 and 1997 are summarized on the table which follows. The Company reported losses from continuing operations in both quarters, $4.2 million in the fiscal 1999 period and $7.5 million in the prior-year period. Excluding the effects of unusual items, the Company had a $4.9 million loss in the latest quarter, versus earnings of $9.4 million during the prior-year period. The current period loss was principally due to sharply lower prices for oil and condensate and NGLs and increased charges for exploration expenses and interest expense attributable to continuing operations.

        The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                                       Segment                               Earnings from Con-
                                                                  Operating Earnings                         tinuing Operations
                                                                -----------------------                    ----------------------
                                                                Exploration                                 Before
                                                                   and           Gas                        Income         After
                                                                Production     Services       Other*         Taxes          Tax
                                                                ----------     --------       ------         -----          ---
FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEM ....................       $ 11.6       $ (12.6)      $ (11.3)      $ (12.3)      $  (7.5)

Royalty litigation settlement provision (see page 10) .....         --            26.0          --            26.0          16.9
                                                                  ------       -------       -------       -------       -------

FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEM ...................         11.6          13.4         (11.3)         13.7           9.4
                                                                  ------       -------       -------       -------       -------

MAJOR INCREASES (DECREASES)
Exploration expenses ($9.0 versus $4.2) ...................         (4.8)         --            --            (4.8)         (3.1)
Lower oil and condensate sales price ......................         (3.6)         --            --            (3.6)         (2.3)
Increased oil and condensate sales volumes ................           .7          --            --              .7            .5
Increased natural gas sales volumes .......................          1.7          --            --             1.7           1.1
Higher E&P operating expenses,
   primarily maintenance and property taxes ...............         (2.0)         --            --            (2.0)         (1.3)
Natural gas processing - margin decreases
   resulting from lower NGL prices ........................         --            (6.5)         --            (6.5)         (4.2)
Depreciation expense on North Texas
   gathering system acquired in January 1998 ..............         --            (1.0)         --            (1.0)          (.6)
Increased interest expense
   attributable to continuing operations ..................         --            --            (3.8)         (3.8)         (2.5)
Other, net ................................................         (1.4)         (1.2)           .3          (2.3)         (1.8)
                                                                  ------       -------       -------       -------       -------
                                                                    (9.4)         (8.7)         (3.5)        (21.6)        (14.2)
                                                                  ------       -------       -------       -------       -------
FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEM ...................          2.2           4.7         (14.8)         (7.9)         (4.8)
Water well litigation provision reversal (see page 8) .....          1.0          --            --             1.0            .6
                                                                  ------       -------       -------       -------       -------
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEM ....................       $  3.2       $   4.7       $ (14.8)      $  (6.9)      $  (4.2)
                                                                  ======       =======       =======       =======       =======


----------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings for the second quarter of fiscal 1999 were $9.4 million below the $11.6 million of fiscal 1998's second quarter (before unusual item) largely because of lower oil and condensate prices and increased exploration expenses.

INCREASED EXPLORATION EXPENSES ($4.8 MILLION DECREASE). Largely as a result of the previously mentioned increase in seismic costs, exploration expenses were $4.8 million higher in fiscal 1999's second quarter.

LOWER OIL AND CONDENSATE SALES PRICES ($3.6 MILLION DECREASE). Oil and condensate prices averaged $12.33 per barrel during fiscal 1999's second quarter, 33% below the $18.48 of the corresponding prior-year period, reducing operating earnings by $3.6 million.

INCREASED OIL AND CONDENSATE SALES VOLUMES ($.7 MILLION INCREASE). For the reasons discussed on page 17, production of oil and condensate during the second quarter of the current year increased 600 barrels per day (10%) to 6,600, increasing operating earnings by $.7 million.

INCREASED NATURAL GAS SALES VOLUMES ($1.7 MILLION INCREASE). The Company's average natural gas production rose from 227,000 Mcf per day to 245,200 in fiscal 1999's second quarter, increasing operating earnings by $1.7 million.

GAS SERVICES OVERVIEW

Exclusive of unusual items, gas services operating earnings declined $8.7 million from the $13.4 million of the prior year's quarter largely because of this year's lower NGL margins. NGL production volumes declined by 3,900 barrels per day (9%) in the fiscal 1999 period largely because of the temporary halting in July 1993 of certain processing (almost 20% of the Company's usual volumes) due to unacceptable margins. NGL economics subsequently improved, and this production was restored in August.

NATURAL GAS PROCESSING - MARGIN DECREASES RESULTING FROM LOWER NGL PRICES ($6.5 MILLION DECREASE). The Company's average NGL price was $10.22 per barrel during fiscal 1999's second quarter, down $2.54 (20%) from the corresponding period of the prior year, reducing operating earnings by $9.7 million. Feedstock costs declined by $3.2 million largely due to the impact of lower NGL prices on producer payments, resulting in a net operating earnings reduction of $6.5 million.

OTHER

INCREASED INTEREST EXPENSE ATTRIBUTABLE TO CONTINUING OPERATIONS ($3.8 MILLION DECREASE). For the reasons discussed on page 17, interest expense attributable to continuing operations was $3.8 million higher in the second quarter of fiscal 1999.

                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of Mitchell Energy & Development Corp. was held on June 24, 1998 for the purpose of electing a Board of 12 directors and considering the appointment of independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitations. Each of the nominees for the Board of Directors was elected by the Class A common stockholders with no nominee receiving fewer than 21,255,585 votes.

        Stockholders also approved the appointment of Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 1999. The votes was as follows:

                                                                                        Number               Percent
                                                                                        ------               -------

            Shares voted "for"...................................................     21,262,223              99.93

            Shares voted "against"...............................................          4,128                .02

            Shares abstaining....................................................          9,769                .05


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits

                       4 Revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development Corp., the several banks which are parties thereto and the Chase Manhattan Bank, as administrative agent for the banks.

                      10      1998 Mutual Fund Option Plan

                      27      Financial Data Schedule

        (b) No reports were filed on Form 8-K during the six-month period ended July 31, 1998.

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

                                      MITCHELL ENERGY & DEVELOPMENT CORP.
                                      -----------------------------------
                                                 (Registrant)

Dated: September 11, 1998             By:   /s/ Philip S. Smith
                                      ---------------------------------------
                                      Philip S. Smith
                                      Senior Vice President - Administration
                                      and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

   4           Revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development
               Corp., the several banks which are parties thereto and the Chase Manhattan Bank, as administrative agent for the banks.

   10          1998 Mutual Fund Option Plan

   27          Financial Data Schedule