Form 10-Q
period 1998-10-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1998-12-14
CIK 311995

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

                     FOR THE QUARTER ENDED OCTOBER 31, 1998

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


       Registrant's telephone number, including area code: (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

            Shares of common stock outstanding at November 30, 1998:

                  Class A.....................     22,321,640
                  Class B.....................     26,795,627
================================================================================

                                      INDEX



                                                                                  Page
Part I - Financial Information                                                   Number
                                                                                 ------
       Item 1.  Financial Statements
          Representation.....................................................      1

          Consolidated Balance Sheets........................................      2

          Unaudited Consolidated Statements of Earnings......................      3

          Unaudited Consolidated Statement of Stockholders' Equity...........      4

          Unaudited Condensed Consolidated Statements of Cash Flows..........      5

          Notes to Unaudited Consolidated Financial Statements...............      6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations.......................     12


Part II - Other Information

       Item 1.  Legal Proceedings............................................     19

       Item 6.  Exhibits and Reports on Form 8-K.............................     19

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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)



                                                                                  OCTOBER 31,         January 31,
                                                                                     1998                1998
                                                                                  ----------          ----------
ASSETS                                                                            (unaudited)
CURRENT ASSETS
Cash and cash equivalents......................................................   $   11,496          $  105,309
Trade receivables..............................................................       77,416             113,285
Inventories....................................................................       14,911              14,479
Net assets of discontinued real estate operations (Note 2).....................          -                26,056
Other..........................................................................       17,275               8,591
                                                                                  ----------          ----------
     Total current assets......................................................      121,098             267,720
                                                                                  ----------          ----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,398,808 and $1,331,139
Exploration and production
  Oil and gas properties.......................................................      729,620             613,565
  Support equipment and facilities.............................................       17,416              18,407
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing.......................................................      107,807             106,464
  Natural gas gathering........................................................      144,545             134,779
  Other........................................................................       78,434              73,689
Corporate......................................................................        7,929               7,763
                                                                                  ----------          ----------
                                                                                   1,085,751             954,667
                                                                                  ----------          ----------

LONG-TERM INVESTMENTS AND OTHER ASSETS.........................................       31,183              29,586
                                                                                  ----------          ----------
                                                                                  $1,238,032          $1,251,973
                                                                                  ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 4)..................................   $  100,000          $      -
Oil and gas proceeds payable...................................................       66,330              94,661
Accounts payable...............................................................       36,465              55,119
Accrued liabilities............................................................       43,812              48,969
                                                                                  ----------          ----------
     Total current liabilities.................................................      246,607             198,749
                                                                                  ----------          ----------
LONG-TERM DEBT (Note 4)........................................................      389,267             414,267
                                                                                  ----------          ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................................................      160,907             167,903
Retirement obligations and other...............................................       55,932              58,128
                                                                                  ----------          ----------
                                                                                     216,839             226,031
                                                                                  ----------          ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares)..............        5,386               5,386
Additional paid-in capital.....................................................      143,299             143,525
Retained earnings..............................................................      340,805             361,905
Treasury stock, at cost........................................................     (104,171)            (97,890)
                                                                                  ----------          ----------
                                                                                     385,319             412,926
                                                                                  ----------          ----------
                                                                                  $1,238,032          $1,251,973
                                                                                  ==========          ==========

-------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)



                                                                      Three Months                  Nine Months
                                                                    Ended October 31             Ended October 31
                                                                ------------------------     -------------------------
                                                                    1998          1997            1998          1997
                                                                ----------    ----------     ----------       --------
REVENUES
Exploration and production....................................  $   51,718    $   71,105     $  169,635       $189,075
Gas services..................................................     123,616       153,020        358,806        380,383
                                                                ----------    ----------     ----------       --------
                                                                   175,334       224,125        528,441        569,458
                                                                ----------    ----------     ----------       --------
OPERATING COSTS AND EXPENSES
Exploration and production, including water
   well litigation provision (reversals) of $(4,000)
   and $7,000 in the nine-month periods (Note 6)..............      50,759        51,449        160,854        148,570
Gas services, including royalty litigation settlement pro-
   vision of $26,000 in 1997's nine-month period (Note 8).....     114,980       133,991        332,661        356,915
                                                                ----------    ----------     ----------       --------
                                                                   165,739       185,440        493,515        505,485
                                                                ----------    ----------     ----------       --------

SEGMENT OPERATING EARNINGS (Note 8)...........................       9,595        38,685         34,926         63,973
General and administrative expense............................       7,493         7,888         23,311         22,906
                                                                ----------    ----------     ----------       --------
TOTAL OPERATING EARNINGS .....................................       2,102        30,797         11,615         41,067
                                                                ----------    ----------     ----------       --------

OTHER EXPENSE
Interest expense, excluding $15,112 attributable to
   discontinued operations in the 1997 nine-month period......       9,336        10,253         25,495         19,534
Interest income...............................................        (100)       (5,139)          (836)        (6,448)
Other, net....................................................        (834)       (1,832)        (3,495)        (3,627)
                                                                ----------    ----------     ----------       --------
                                                                     8,402         3,282         21,164          9,459
                                                                ----------    ----------     ----------       --------

EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES ............................      (6,300)       27,515         (9,549)        31,608

INCOME TAXES (Note 5) ........................................      (2,584)        9,780         (3,880)        10,613
                                                                ----------    ----------     ----------       --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS ...................      (3,716)       17,735         (5,669)        20,995
                                                                ----------    ----------     ----------       --------
DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Earnings from operations......................................          -             -              -           7,440
Loss on sale..................................................          -             -           3,250        (67,123)
                                                                ----------    ----------     ----------       --------
                                                                        -             -           3,250        (59,683)
                                                                ----------    ----------     ----------       --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM.....................      (3,716)       17,735         (2,419)       (38,688)
EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT  (Note 7).......          -        (13,250)            -         (13,250)
                                                                ----------    ----------     ----------       --------

NET EARNINGS (LOSS) ..........................................  $   (3,716)   $    4,485     $   (2,419)      $(51,938)
                                                                ==========    ==========     ==========       ========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note 10)
Class A - From continuing operations..........................     $  (.08)      $   .35        $  (.14)       $   .39
          Net earnings (loss).................................        (.08)          .08           (.07)         (1.03)
Class B - From continuing operations..........................        (.07)          .36           (.10)           .42
          Net earnings (loss).................................        (.07)          .09           (.03)         (1.00)

AVERAGE COMMON SHARES OUTSTANDING (Basic) - Class A...........      22,321        22,437         22,321         22,847
                                            Class B...........      26,794        27,506         26,781         28,362

-------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended October 31,1998
                         (dollar amounts in thousands)



                                                                       Additional
                                                           Common        Paid-in     Retained   Treasury
DOLLAR AMOUNTS                                             Stock         Capital     Earnings     Stock       Total
--------------                                             ------       --------     --------   ---------    --------
BALANCE, JANUARY 31, 1998 ..............................   $5,386       $143,525     $361,905   $ (97,890)   $412,926

Net earnings............................................      -              -         (2,419)         -       (2,419)

Cash dividends (36 cents per share on
   Class A and 39 3/4 cents per share on Class B).......      -              -        (18,681)         -      (18,681)

Treasury stock purchases (including
   $7,458 adjustment payment on fiscal
   1998 accelerated stock purchase transaction) ........      -              -            -        (9,217)     (9,217)

Exercises of stock options..............................      -             (226)         -         2,936       2,710
                                                           ------       --------     --------   ---------    --------
BALANCE, OCTOBER 31, 1998 ..............................   $5,386       $143,299     $340,805   $(104,171)   $385,319
                                                           ======       ========     ========   =========    ========


                      ====================================



                                      Common Stock Issued              Treasury Stock             Outstanding Shares
                                   -------------------------      -----------------------       -------------------------
SHARE AMOUNTS                        Class A       Class B         Class A       Class B         Class A        Class B
-------------                      ----------     ----------      ---------     ---------       ----------     ----------
BALANCE, JANUARY 31, 1998 ......   23,978,081     29,878,081      1,656,937     3,153,817       22,321,144     26,724,264

Treasury stock purchases........          -              -              -          65,000              -          (65,000)

Exercises of stock options......          -              -              -        (135,867)             -          135,867

Other...........................           (4)            (4)           -          -                    (4)            (4)
                                   ----------     ----------      ---------     ---------       ----------     ----------
BALANCE, OCTOBER 31, 1998 ......   23,978,077     29,878,077      1,656,937     3,082,950       22,321,140     26,795,127
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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Nine Months
                                                                                        Ended October 31
                                                                                    -----------------------
                                                                                       1998          1997
                                                                                     --------      --------
OPERATING ACTIVITIES
Earnings (loss) from continuing operations .....................................     $ (5,669)     $ 20,995
Adjustments to reconcile earnings (loss) from continuing
   operations to cash provided by operating activities
      Depreciation, depletion and amortization .................................       88,718        77,906
      Exploration expenses, including exploratory well impairments .............       23,308        12,422
      Deferred income taxes ....................................................        1,107         8,620
      Distributions in excess of earnings of equity investees ..................       10,859            38
      Water well litigation provision (reversal) ...............................       (4,000)        7,000
      Royalty litigation settlement provision ..................................          -          26,000
      Gain from sale of contract drilling assets ...............................          -          (2,382)
      Other, net ...............................................................       (1,343)       (3,032)
                                                                                    ---------     ---------
                                                                                      112,980       147,567
      Changes in operating assets and liabilities ..............................       (8,311)       46,941
                                                                                    ---------     ---------
      Cash provided by operating activities ....................................      104,669       194,508
                                                                                    ---------     ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis, including asset
      acquisitions of $85,046 and $13,910 ......................................     (256,502)     (172,234)
   Adjustment to cash basis ....................................................       (9,100)          908
                                                                                    ---------     ---------
                                                                                     (265,602)     (171,326)
Net proceeds from sale of The Woodlands Corporation ............................          -         480,994
Property, plant and equipment sales proceeds ...................................        2,326         6,689
Other ..........................................................................        2,508         3,361
                                                                                    ---------     ---------
      Cash provided by (used for) investing activities .........................     (260,768)      319,718
                                                                                    ---------     ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt .................................................      135,000           -
Debt repayments ................................................................      (60,000)     (285,733)
Cash dividends .................................................................      (18,681)      (19,459)
Treasury stock purchases .......................................................       (9,217)      (60,522)
Debt reacquisition premium .....................................................          -         (18,510)
Other ..........................................................................        2,257           556
                                                                                    ---------     ---------
      Cash provided by (used for) financing activities .........................       49,359      (383,668)
                                                                                    ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS ......................................     (106,740)      130,558
CASH PROVIDED BY DISCONTINUED OPERATIONS .......................................       12,927           630
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................      105,309        75,825
                                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................    $  11,496     $ 207,013
                                                                                    =========     =========


------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


(1)   ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in 20%- to 50%-owned entities.

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Impairment computations for proved oil and gas properties are made on a field-by-field basis as conditions warrant. There were no impairment charges during the periods ended October 31, 1998 and 1997.

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

      In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company must adopt by fiscal 2001. The statement requires that all derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. While the Company's analysis of the potential impact of this statement has not been completed, its infrequent use of derivatives - particularly those which are not hedges - makes it unlikely that the adoption of this statement will have a significant impact on the Company's financial statements.


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

(3)   PARTNERSHIP INVESTMENTS
At October 31, 1998, the Company's principal partnership interests included the following:


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

      A summary of the Company's net investments in partnerships at October 31, 1998 and January 31, 1998 and its equity in their pretax earnings (losses) for the nine-month periods ended October 31, 1998 and 1997 follows (in thousands):


                                                                                               Equity in
                                                             Net Investment              Pretax  Earnings (Loss)
                                                        ------------------------         ----------------------
                                                        October 31,     January 31,    October 31,      October 31,
                                                          1998             1998          1998              1997
                                                        --------        --------         -------        -------
Austin Chalk Natural Gas Marketing Services..........   $    806        $    670         $ 2,881        $ 2,359
Belvieu Environmental Fuels..........................     46,185          41,300           7,333          7,743
C&L Processors Partnership...........................     59,987          51,945            (217)         2,152
Ferguson-Burleson County Gas Gathering System........     40,478          43,863           2,436          2,708
Gulf Coast Fractionators.............................     30,568          30,629           3,873          3,881
Louisiana Chalk Gathering System.....................     17,521          19,053            (551)          (214)
U. P. Bryan Plant....................................      4,996           6,738             900          3,171
Others...............................................        368             138           3,628*            29
                                                        --------        --------         -------        -------
                                                        $200,909        $194,336         $20,283        $21,829
                                                        ========        ========         =======        =======

------------------
* Consists principally of a $3,492 gain from the sale by a partnership of the Brooks-Hidalgo gathering system.

      The table which follows provides summarized earnings information (on a 100% basis) for entities accounted for on the equity method for the three- and nine-month periods ended October 31, 1998 and 1997 (in thousands):


                                                                                Three Months                 Nine Months
                                                                          ----------------------       ---------------------
                                                                             1998          1997          1998         1997
                                                                          --------      --------       --------     --------
Revenues...............................................................   $146,577      $181,205       $420,769     $567,572
Operating earnings.....................................................     19,379        20,977         48,512       67,555
Pretax earnings (before interest expense for those entities whose
   activities are funded by capital contributions of the owners).......     15,974        16,756         36,383       53,776

(4)   LONG-TERM DEBT
The Company's outstanding debt at October 31, 1998 consisted of $414,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and $75,000,000 borrowed under the revolving credit facility described in the following paragraph. Included in the senior notes is a $100,000,000, 8% series due July 15, 1999. The Company has not decided whether it will fund repayment of these maturing notes by selling additional senior notes or by borrowing under its existing bank credit agreement.

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

      The new credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $330,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A. Retained earnings available for the payment of cash dividends totaled $53,229,000 at October 31, 1998.

(5)   INCOME TAXES
Income taxes applicable to earnings from continuing operations for the nine-month periods ended October 31, 1998 and 1997 consist of the following (in thousands):

                                       1998        1997
                                    --------     -------
    Current - Federal ..........    $ (4,974)    $ 1,496
              State ............         (13)        497
                                    --------     -------
                                      (4,987)      1,993
                                    --------     -------

    Deferred - Federal .........       1,997       7,700
               State ...........        (890)        920
                                    --------     -------
                                       1,107       8,620
                                    --------     -------
                                    $ (3,880)    $10,613
                                    ========     =======


      Estimated annual tax rates of 40.6% and 33.6%, respectively, were used in computing the income tax provisions for the nine-month periods ended October 31, 1998 and 1997. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of Federal permanent differences and the impact of state income taxes.


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

      The Company appealed this judgment to the Second Court of Appeals in Fort Worth, Texas, and in November 1997 the court's three-judge panel unanimously reversed the previous decision, finding that the plaintiffs failed to prove that the Company's actions were the cause of their alleged damages and that the claims of most plaintiffs were time-barred by statutes of limitations. The appeals court subsequently denied the plaintiffs' request for a reconsideration of its decision. Plaintiffs' requests that the Texas Supreme Court review and overturn this decision were subsequently denied, and this case is now over.

      In May 1997, in the Bailey case - which involved allegations similar to those in the Bartlett case another jury in the Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups (and that most of their claims were time-barred by statutes of limitations, in any event). The court entered the judgment on July 15, 1997. After their motion for a new trial was denied, the plaintiffs appealed this decision to the Second Court of Appeals. The appeal was argued before the court on October 21, 1998, and a decision is expected early in 1999. This is the same court that earlier ruled favorably on the Company's appeal of the Bartlett case.

      In three other cases involving allegations similar to those in the Bartlett case, judges in the Wise County court issued summary judgments in favor of the Company during January, April and July 1998. The plaintiffs appealed two of these judgments to the Second Court of Appeals, which on November 19, 1998 affirmed the trial court's judgment in one of these cases.

      With the settlement in September 1998 of the last remaining 25 untried lawsuits involving similar allegations, this litigation has run its course except for the plaintiffs' outstanding appeals in the two cases discussed above.

      The Company believes that a number of its insurance carriers have responsibilities for participating in the defense costs incurred by the Company in connection with this litigation. Reimbursement agreements have been entered into with three of these carriers: one in May 1997 and two in April 1998. Negotiations continue with additional carriers regarding their participation.

      The Company reviews the adequacy of its accrued liability for this litigation at least quarterly. Provisions totaling $32,000,000 have been expensed over the years (including $7,000,000 in April 1997). After entering into the two reimbursement agreements in April 1998 and after agreeing in August to settle the last 25 untried cases, the Company recorded reversals of the previous provisions of $3,000,000 and $1,000,000, respectively, in the first and second quarters of fiscal 1999. Costs incurred - which have consisted principally of attorneys' fees and other defense costs for the Bartlett and Bailey trials and costs of bonds, etc., related to the appeal of the Bartlett judgment - were charged against the reserve. Insurance reimbursements are included in the determination of the adequacy of the accrued liability only after reimbursement agreements have been executed.

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

(7)   EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT
During the third quarter of fiscal 1998, the Company repurchased $185,733,000 face amount of its 9.25% senior notes maturing January 15, 2002. In connection with this early retirement of debt, an extraordinary charge of $13,250,000 was recorded. Before an income tax benefit of $7,135,000, the costs associated with this debt retirement consisted of $18,510,000 in reacquisition premiums, $784,000 of tender offer costs and expenses and the write-off of $1,091,000 of deferred debt placement costs applicable to the retired notes.

(8)   SEGMENT INFORMATION
Selected industry segment data for the nine- and three-month periods ended October 31, 1998 and 1997 are as follows (in thousands):


                                                                Segment              Total
                                           Outside             Operating            Operating
                                          Revenues              Earnings             Earnings
                                     -------------------   -----------------   -------------------
                                       1998       1997       1998     1997       1998       1997
                                     --------   --------   --------  -------   -------     -------
Nine Months
-----------
EXPLORATION AND PRODUCTION
Operations........................   $169,635   $186,693   $  4,781  $45,123   $(4,264)    $36,354
Water well litigation (provision)
  reversals (see Note 6)..........       -          -         4,000   (7,000)    4,000      (7,000)
Gain from sale of
  contract drilling assets........       -         2,382       -       2,382      -          2,382
                                     --------   --------   --------  -------   -------     -------
                                      169,635    189,075      8,781   40,505      (264)     31,736
                                     --------   --------   --------  -------   -------     -------

GAS SERVICES
Natural gas processing............    186,745    234,960     (2,108)  24,147    (4,554)     21,877
Royalty litigation
  settlement provision............       -          -          -     (26,000)     -        (26,000)
Natural gas gathering
  and marketing...................    160,855    134,299     17,916   15,223    15,013      12,432
Other.............................     11,206     11,124     10,337   10,098    10,036       9,811
                                     --------   --------   --------  -------   -------     -------
                                      358,806    380,383     26,145   23,468    20,495      18,120
                                     --------   --------   --------  -------   -------     -------

CORPORATE.........................       -          -          -         -      (8,616)(b)  (8,789)(b)
                                     --------   --------   --------  -------   -------     -------
                                     $528,441   $569,458   $ 34,926  $63,973   $11,615     $41,067
                                     ========   ========   ========  =======   =======     =======

Three Months
------------
EXPLORATION AND PRODUCTION........   $ 51,718   $ 71,105   $    959  $19,656   $(2,112)    $16,723
                                     --------   --------   --------  -------   -------     -------
GAS SERVICES
Natural gas processing............     58,639     84,763       (539)   8,935    (1,367)      8,217
Natural gas gathering
  and marketing...................     60,283     64,955      4,755    7,087     3,769       6,131
Other.............................      4,694      3,302      4,420    3,007     4,321       2,906
                                     --------   --------   --------  -------   -------     -------
                                      123,616    153,020      8,636   19,029     6,723      17,254
                                     --------   --------   --------  -------   -------     -------

CORPORATE.........................       -          -          -        -       (2,509)(b)  (3,180)(b)
                                     --------   --------   --------  -------   -------     -------
                                     $175,334   $224,125   $  9,595  $38,685   $ 2,102     $30,797
                                     ========   ========   ========  =======   =======     =======



                                                             Capital
                                            DD&A          Expenditures(a)
                                      -----------------  -----------------
                                       1998      1997     1998      1997
                                      -------  --------  -------- --------
Nine Months
-----------
EXPLORATION AND PRODUCTION
Operations........................    $75,287   $68,248  $215,893 $128,683
Water well litigation (provision)
  reversals (see Note 6)..........       -         -         -        -
Gain from sale of
  contract drilling assets........       -         -         -        -
                                      -------  --------  -------- --------
                                       75,287    68,248   215,893  128,683
                                      -------  --------  -------- --------

GAS SERVICES
Natural gas processing............      2,977     2,773    19,060    9,542
Royalty litigation
  settlement provision............       -         -         -        -
Natural gas gathering
  and marketing...................      8,231     4,515    18,374   30,587
Other.............................         80        80     1,061       57
                                      -------  --------  -------- --------
                                       11,288     7,368    38,495   40,186
                                      -------  --------  -------- --------

CORPORATE.........................      2,143     2,290     2,114    3,365
                                      -------  --------  -------- --------
                                      $88,718   $77,906  $256,502 $172,234
                                      =======   =======  ======== ========

Three Months
------------
EXPLORATION AND PRODUCTION........    $26,402   $24,241  $ 39,067 $ 51,566
                                      -------  --------  -------- --------
GAS SERVICES
Natural gas processing............      1,014       956     1,970    6,772
Natural gas gathering
  and marketing...................      2,426     1,742     4,012    8,346
Other.............................         27        27       461       20
                                      -------  --------  -------- --------
                                        3,467     2,725     6,443   15,138
                                      -------  --------  -------- --------

CORPORATE.........................        714       635       810      956
                                      -------  --------  -------- --------
                                      $30,583  $ 27,601  $ 46,320 $ 67,660
                                      =======  ========  ======== ========


-----------------------
(a)  On accrual basis, including exploratory expenses.
(b)  General corporate expenses.

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

(9)   SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid, including amounts applicable to discontinued operations, totaled $24,804,000 and $38,057,000 during the nine-month periods ended October 31, 1998 and 1997. Income taxes paid during these periods, including amounts applicable to discontinued operations, totaled $3,972,000 and $56,996,000. There were no significant non-cash investing or financing activities during the nine-month periods ended October 31, 1998 and 1997.

(10)  EARNINGS (LOSS) PER SHARE
The earnings (loss) per share computations included herein have been made in accordance with Statement of Financial Accounting Standards No. 128, which the Company adopted during the fourth quarter of fiscal 1998; prior period amounts were restated. The Company is required to make separate per-share computations for its Class A and Class B common stock since the shares are not convertible into each other and different per share cash dividends are paid on the separate classes. In these computations, any excess or shortfall between earnings from continuing operations and total dividends paid is apportioned between the classes on a pro rata per-share basis and then added to the respective dividends paid to each class of common stock. Accordingly, the differences in the per-share earnings amounts for Class A and Class B shares occur because of the dividend premium on the Class B shares. The following table sets forth basic and diluted earnings (loss) per share information for the three- and nine-month periods ended October 31, 1998 and 1997.


                                                Three Months                              Nine Months
                                    -------------------------------------     ---------------------------------------
                                          1998                1997                  1998                 1997
                                    -----------------   -----------------     -----------------    ------------------
                                    Class A   Class B   Class A   Class B     Class A   Class B    Class A    Class B
                                    -------   -------   -------   -------     -------   --------   --------   -------
From continuing operations......... $  (.08)  $  (.07)  $   .35   $   .36     $  (.14)  $  (.10)   $   .39    $   .42
                                    -------   -------   -------   -------     -------   -------    -------    -------
Discontinued real estate operations
    Earnings from operations.......     -         -         -         -           -         -          .15        .14
    Loss on sale...................     -         -         -         -           .07       .07      (1.31)     (1.30)
                                    -------   -------   -------   -------     -------   -------    -------    -------
                                        -         -         -         -          (.07)     (.03)     (1.16)     (1.16)
                                    -------   -------   -------   -------     -------   -------    -------    -------
Extraordinary item.................     -         -        (.27)     (.27)        -         -         (.26)      (.26)
                                    -------   -------   -------   -------     -------   -------    -------    -------
Net earnings (loss)................ $  (.08)  $  (.07)  $   .08   $   .09     $  (.07)  $  (.03)   $ (1.03)   $ (1.00)
                                    =======   =======   =======   =======     =======   =======    =======    =======

      The basic and diluted per-share amounts were the same because the earnings
(loss) amounts for the diluted computations were no different than the ones used in the basic computations, and - as shown in the table below - the dilutive effect of stock options did not significantly increase the weighted average shares outstanding. The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings (loss) per-share computations for the three- and nine-month periods ended October 31, 1998 and 1997 (in thousands):


                                                Three Months                              Nine Months
                                    -------------------------------------     -------------------------------------
                                          1998                1997                  1998                 1997
                                    -------   -------   -------   -------     -------   -------   -------   -------
                                    Class A   Class B   Class A   Class B     Class A   Class B   Class A   Class B
                                    -------   -------   -------   -------     -------   -------   -------   -------
Used in basic computations......... 22,321     26,794    22,437    27,506      22,321    26,781    22,847    28,362
Dilutive effect of stock options...    -           -         15       342          -         -          8       186
                                    ------     ------    ------    ------      ------    ------    ------    ------
Used in diluted computations....... 22,321     26,794    22,452    27,848      22,321    26,781    22,855    28,548
                                    ======     ======    ======    ======      ======    ======    ======    ======


For the three- and nine-month periods ended October 31, 1998, stock options were not considered in the diluted computations because their effect would have been antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
All statements included in this Form 10-Q, other than statements of historical fact, are forward-looking statements. These include, but are not limited to, strategies, goals and expectations set forth herein concerning exploration and production and gas services operations and the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil; the attainment of forecasted operating levels and reserve replacement; Year 2000 non-compliance of third parties of business importance to the Company; and unexpected changes in competitive and economic conditions, government regulations, technology and other factors.

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

      A balanced plan was implemented to reinvest the TWC sales proceeds as quickly as practical, consistent with the Company's objective of growing its core energy businesses in a prudent manner. This reinvestment program was completed during fiscal 1999's first quarter, and the following table summarizes the uses of those proceeds (dollars in millions):


                                                                             Fiscal      Fiscal
                                                                              1999        1998        Total
                                                                              -----       -----       -----
      Acquisitions..........................................................  $64.7       $26.3      $ 91.0
      Fiscal 1999 capital expenditures in excess of funds from operations ..   23.0          -         23.0
      Accelerated fiscal 1998 capital spending
        (primarily for oil and gas exploratory activities) .................     -         24.0        24.0
      Common stock purchases
        Accelerated buyback (700,000 Class A and 1,400,000 Class B shares) .    7.5        49.7        57.2
        Open-market purchases (45,000 Class A and 884,200 Class B shares) ..    1.8        22.7        24.5
      Repurchase of 9 1/4% senior notes (including
        $19.3 for tender offer costs and expenses) .........................     -        205.0       205.0
      Repayment of off-balance-sheet partnership indebtedness ..............     -         43.8        43.8
      December 1997 special common stock dividends
        (24 cents on Class A and 26 1/2cents on Class B) ...................     -         12.5        12.5
                                                                              -----      ------      ------
                                                                              $97.0      $384.0      $481.0
                                                                              =====      ======      ======

The fiscal 1998 amounts were discussed in the Company's Fiscal 1998 Annual Report. The fiscal 1999 spending was directed almost exclusively towards expanding the Company's core energy operations via acquisitions and a stepped-up exploratory program.

      After reinvesting the remaining proceeds from the TWC sale during fiscal 1999's first quarter, the Company began using borrowings under a bank credit agreement to fund portions of its ongoing capital program. Outstanding debt rose by $48 million and $15 million, respectively, during the second and third quarters.

      The parent company entered into a five-year $250 million bank revolving credit agreement in July 1998, replacing a $150 million facility of a subsidiary. During the second quarter of fiscal 1999, $100 million of the Company's 8% senior notes maturing on July 15, 1999 were reclassified as a current liability. The Company has not decided whether it will fund the repayment of the maturing senior notes by selling additional senior notes or by borrowing under its existing bank credit agreement.

RECENT ENERGY PRICE TRENDS. As shown by the table on page 15, the Company's average sales prices for energy products were sharply lower during fiscal 1999. This was particularly true in the third quarter when the average prices for natural gas, crude oil and condensate and NGLs were 28.6%, 35.3% and 31.7%, respectively, below their prior-period levels. The lower prices were largely the result of last winter's warm weather in the U.S. and resultant increases in inventory levels, coupled with the effects on demand of an economic slowdown in several areas of the world. The adverse impact of the lower prices was particularly evident on NGL margins; as a result, segment operating losses were reported by the Company's gas processing operations during the second and third quarters. Prices for crude oil and NGLs have declined further early in December, and mild weather conditions at the beginning of the winter heating season have caused natural gas prices to be extremely volatile. With storage facilities almost full, a continuation of moderate weather would likely push natural gas prices downward. In any event, it is expected that low energy prices will continue to negatively impact the Company's results in the fourth quarter and beyond.

PLANNED SPENDING REDUCTIONS. In recent periods, the Company's plan has been to invest heavily in its core properties to grow its energy businesses, and its cash outflows for capital additions and dividends have exceeded its cash flows from operations. Prior to fiscal 1999's second quarter, these shortfalls were funded almost exclusively using proceeds from the TWC sale; during the second and third quarters they were funded using bank credit agreement borrowings. Very recently, it has become apparent that energy prices may remain at their recent low levels for an extended period or even decline further. This has caused the Company to change its business plan by taking actions to reduce its cash outlays and thereby bring spending levels more in line with the reduced cash inflows. The nature of the Company's properties makes it possible for its capital spending levels to be quickly adjusted either upward or downward. As discussed below, the Company took steps to lower its capital spending beginning in the third quarter, and the lower activity level likely will be continued until the energy price environment improves significantly.

      The Company has been implementing steps to lower its outlays for non-essential operating costs and expenses on an ongoing basis, including a hiring freeze instituted during the third quarter. However, in the current environment, additional steps are required. To reduce personnel costs, a 45-day voluntary incentive retirement program (VIRP) window will be opened on December 15, 1998 for eligible employees. Employee layoffs will occur to further reduce staffing levels. A fourth quarter financial statement provision likely will be recorded for the costs of this program, including any related restructuring charges. A substantial portion of the Company's costs for the VIRP will be non-cash since they will be paid by the Company's well-funded qualified retirement plan, by a Rabbi Trust for nonqualified retirement benefits or in the future as incremental retiree medical benefits.

      These planned spending reductions are part of a comprehensive program designed to enhance the Company's profitability and cash flows during this period of depressed energy prices. The overall objective is to balance cash flows from operations with the Company's capital and other expenditures.

CAPITAL AND EXPLORATORY EXPENDITURES. Summary information concerning the Company's fiscal 1999 capital and exploratory expenditures follows (in millions):


                                                                        First         Second
                                                          Original       Half          Half           Annual
                                                           Budget       Actual        Estimate       Estimate
                                                          --------     -------        --------       --------
      Exploration and production
        Capital........................................    $159.0       $ 88.9         $58.5         $147.4
        Exploratory expenses...........................      29.0         20.4           5.2           25.6
      Gas services.....................................      49.0         18.7          11.0           29.7
      Corporate........................................       4.0          1.3           1.2            2.5
                                                           ------       ------         -----         ------
                                                           $241.0        129.3          75.9          205.2
                                                           ======
      Unbudgeted asset acquisitions
        Oil and gas properties.........................                   67.6           3.9           71.5
        Gas services facilities........................                   13.3           3.7           17.0
                                                                        ------         -----         ------
                                                                        $210.2         $83.5         $293.7
                                                                        ======         =====         ======

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

      As is its normal practice, the Company reassessed its fiscal 1999 capital spending plans at mid-year. With no apparent near-term relief in sight from the current depressed level of energy prices, the fiscal 1999 budget was reduced by $29.6 million (12%) to $211.4 million. This was accomplished by deferring the drilling of selected exploratory and development wells until next year and delaying/eliminating certain gas services projects in response to the downturn in industry activity. Conversely, planned expenditures were added to develop recently acquired properties in the Columbus field and the Limestone County area and thus prove up the values of these properties. As shown in the table above, spending has been lowered substantially in the second half. For the full year, expenditures for budgeted items are estimated to be almost 15% below the original budget.

YEAR 2000 ISSUE. Like others, the Company is facing computer systems problems caused by the approaching turn of the century, which has been dubbed the "Year 2000 problem." In addition to affecting mainframe and mid-range computer systems, this problem potentially impacts computer chips integrated into security, plant automation and pipeline control systems. Beginning in late 1996, the Company conducted a study to determine the Year 2000 readiness of its mainframe and mid-range financial and operating systems and established a timetable for reprogramming, replacing and testing these systems to see that they properly recognize dates subsequent to December 31, 1999. The Company's schedule, which calls for these efforts to be completed by April 30, 1999, is currently being met. Since this work is being accomplished principally by reallocating internal resources, this effort is not expected to significantly impact the Company's results of operations or cash flows (through October 31, 1998, third party costs totaling $600,000 had been incurred in this regard out of the total estimated $800,000).

      During August 1998, the Company completed an inventory of embedded chips integrated into its security, plant automation and pipeline control systems. As part of this process, the Company has ranked the facilities containing embedded chips in order of importance and has begun contacting equipment vendors to determine the steps that will be necessary to make the equipment in which they are installed capable of properly recognizing dates after December 31, 1999. Testing of the facilities categorized as important is scheduled to be completed by April 30, 1999. Third party costs associated with these efforts are estimated to total $400,000.

      Through communications with industry partners and others, the Company is also evaluating the risk presented by potential Year 2000 non-compliance by third parties. Since such risks vary substantially, companies are being contacted based on the estimated magnitude of the risk posed to the Company by their potential Year 2000 non-compliance. The Company is currently unaware of situations where material disruptions of its business activities are likely because of the Year 2000 non-compliance of third parties.

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

NORTH TEXAS WATER WELL LITIGATION. See Note 6 of Notes to Unaudited Consolidated Financial Statements for information concerning this litigation and recoveries of defense costs under reimbursement agreements with the Company's insurance carriers. Negotiations are in progress with several additional carriers, and it is expected that agreements covering total dollar amounts in excess of the recoveries to date will be entered into during the next six months.




OPERATING STATISTICS
Certain operating statistics (including proportional interests in equity partnerships, where applicable) for the three- and nine-month periods ended October 31, 1998 and 1997 follow:


                                                                Three Months                 Nine Months
                                                             ------------------           -----------------
                                                             1998          1997           1998         1997
                                                             ----          ----           ----         ----
      AVERAGE DAILY VOLUMES
      Natural gas sales (Mcf)...........................    250,200      239,900        247,300      235,000
      Crude oil and condensate sales (Bbls).............      6,800        5,900          6,800        5,900
      Natural gas liquids produced (Bbls)...............     41,900       45,900         42,700       45,700
      Pipeline throughput (Mcf) ........................    567,000*     410,000        558,000*     420,000

      AVERAGE SALES PRICES
      Natural gas (per Mcf).............................    $  1.90      $  2.66        $  2.14      $  2.38
      Crude oil and condensate (per Bbl)................      12.22        18.89          12.82        19.09
      Natural gas liquids produced (per Bbl)............       9.79        14.33          10.50        13.52


* Includes approximately 160,000 Mcf per day for the North Texas gathering system acquired effective January 1, 1998.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1997

Earnings from continuing operations for the nine-month period ended October 31, 1998 - both before and after unusual items - are summarized in the table on the following page. The Company had a loss of $5.7 million from continuing operations during fiscal 1999's first nine months, which compared with earnings of $21.0 million in the prior-year period. Excluding the effects of unusual items, a loss of $8.2 million was reported during the fiscal 1999 period, versus earnings of $40.7 million during the prior-year's comparable period. The earnings decline occurred largely because of sharply lower prices for natural gas, oil and condensate and NGLs and increased exploration expenses.

      The following table and discussion identify and explain the major increases (decreases) in earnings (loss) from continuing operations for the nine-month periods (in millions):


                                                                       Segment                    Earnings (Loss) from
                                                                 Operating Earnings               Continuing Operations
                                                                --------------------              ---------------------
                                                                Exploration                       Before
                                                                   and         Gas                Income      After
                                                                Production  Services    Other*     Taxes       Tax
                                                                ----------- --------    ------    -------     ---------
FISCAL 1998 AMOUNTS AFTER UNUSUAL ITEMS ......................    $ 40.5     $ 23.5     $(32.4)    $ 31.6     $ 21.0
                                                                  ------     ------     ------     ------     ------

ELIMINATE IMPACT OF FISCAL 1998 UNUSUAL ITEMS
Water well litigation provision (see page 8) .................       7.0       --         --          7.0        4.3
Royalty litigation settlement provision (see page 10) ........      --         26.0       --         26.0       16.9
Gain from sale of remaining contract drilling assets .........      (2.4)      --         --         (2.4)      (1.5)
                                                                  ------     ------     ------     ------     ------
                                                                     4.6       26.0       --         30.6       19.7
                                                                  ------     ------     ------     ------     ------
FISCAL 1998 AMOUNTS BEFORE UNUSUAL ITEMS .....................      45.1       49.5      (32.4)      62.2       40.7
                                                                  ------     ------     ------     ------     ------
MAJOR INCREASES (DECREASES)
Lower natural gas sales price ................................     (15.8)      --         --        (15.8)     (10.3)
Lower oil and condensate sales price .........................     (11.1)      --         --        (11.1)      (7.2)
Increased oil and condensate sales volumes ...................       3.2       --         --          3.2        2.1
Increased natural gas sales volumes ..........................       3.5       --         --          3.5        2.3
Exploration expenses .........................................     (10.9)      --         --        (10.9)      (7.1)
Higher DD&A rate ($.89 versus
   $.84 per equivalent Mcf produced) .........................      (3.9)      --         --         (3.9)      (2.5)
Increased E&P operating expenses,
   principally maintenance and property taxes ................      (2.6)      --         --         (2.6)      (1.7)
Lower NGL margins ............................................      --        (20.9)      --        (20.9)     (13.6)
Gain from a partnership's sale of the
   Brooks-Hidalgo gathering system ...........................      --          3.5       --          3.5        2.3
Depreciation expense on North Texas
   gathering system acquired in January 1998 .................      --         (1.8)      --         (1.8)      (1.2)
Increased interest expense
   attributable to continuing operations .....................      --         --         (6.0)      (6.0)      (3.9)
Reduction in interest income on
   unreinvested TWC sales proceeds ...........................      --         --         (5.6)      (5.6)      (3.6)
Performance unit expense accruals ............................      (1.0)       (.4)       (.6)      (2.0)      (1.3)
Other, net ...................................................      (1.7)      (3.7)        .1       (5.3)      (3.2)
                                                                  ------     ------     ------     ------     ------
                                                                   (40.3)     (23.3)     (12.1)     (75.7)     (48.9)
                                                                  ------     ------     ------     ------     ------
FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEM ......................       4.8       26.2      (44.5)     (13.5)      (8.2)
Water well litigation provision reversal (see page 9) ........       4.0       --         --          4.0        2.5
                                                                  ------     ------     ------     ------     ------
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEM .......................    $  8.8     $ 26.2     $(44.5)    $ (9.5)    $ (5.7)
                                                                  ======     ======     ======     ======     ======


-------------
*  Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exclusive of unusual items, exploration and production segment operating earnings of $4.8 million during fiscal 1999's first nine months were sharply lower than the $45.1 million of the prior-year period primarily because of the current period's lower prices for natural gas and oil and condensate sales and increased exploration expenses.

LOWER NATURAL GAS SALES PRICE ($15.8 MILLION DECREASE). During the first nine months of fiscal 1999, the Company's natural gas sales price averaged $2.14 per Mcf, $.24 (10%) below the prior period's $2.38, reducing operating earnings by $15.8 million. Most of this variance occurred in the third quarter when prices declined in the current year and rose sharply in the prior year.

LOWER OIL AND CONDENSATE SALES PRICE ($11.1 MILLION DECREASE). The Company's sales price for oil and condensate averaged $12.82 per barrel during fiscal 1999's first nine months, down sharply from the prior period's $19.09, reducing operating earnings by $11.1 million. The collapse in world oil prices was largely the result of overproduction, very mild weather in the U.S. last winter and an economic downturn in Southeast Asia and other parts of the world.

INCREASED NATURAL GAS SALES VOLUMES ($3.5 MILLION INCREASE). Natural gas sales volumes averaged 247.3 MMcf per day during fiscal 1999's first nine months, up from 235.0 MMcf during the comparable period of the prior year, increasing operating earnings by $3.5 million. This increase was principally due to drilling and recompletion activity in North Texas, Limestone County and the Lake Creek field.

INCREASED OIL AND CONDENSATE SALES VOLUMES ($3.2 MILLION INCREASE). Fiscal 1999's production of oil and condensate increased 900 barrels per day (15%) to 6,800, increasing operating earnings by $3.2 million. This occurred largely because of fiscal 1998 drilling and recompletion activity in Throckmorton County (North Texas), the Lake Creek field (Southeast Texas) and Calcasieu Parish (Southwest Louisiana), much of which resulted from the Company's earlier 3-D seismic surveys.

EXPLORATION EXPENSES ($10.9 MILLION DECREASE). Largely because of a planned increase in its expenditures for exploratory seismic surveys, the Company's exploration expenses totaled $23.3 million during fiscal 1999's first nine months, up from $12.4 million in the prior-year period. Because of dry weather and the availability of crews and equipment early in the year, the Company accelerated the performance of these surveys, spending 90% of its budget during the year's first half.


GAS SERVICES OVERVIEW
Gas services operating earnings declined $23.3 million (to $26.2 million) during the first nine months of fiscal 1999 principally because of price-related reductions in gas processing margins. NGL production averaged 42,700 barrels per day in the fiscal 1999 period, down from 45,700 in the comparable prior-year period.

LOWER NGL MARGINS ($20.9 MILLION DECREASE). The average price for NGLs produced during fiscal 1999's first nine months of $10.50 per barrel was 22% below the prior-year period's $13.52, reducing NGL revenues by $35.1 million. Because of the impact of the lower NGL and natural gas prices on producer payments, feedstock costs also fell, reducing the net margin decline to $20.9 million.


OTHER
INTEREST EXPENSE ATTRIBUTABLE TO CONTINUING OPERATIONS ($6.0 MILLION DECREASE). Because a portion of the proceeds of the TWC sale was reinvested rather than being used to retire debt related to discontinued operations, interest expense attributable to continuing operations rose by $6.0 million during the fiscal 1999 period. Total interest expense - including that attributable to discontinued operations - declined by $9.2 million largely because of the repurchase during the prior year's third quarter of $185.7 million of 9 1/4% senior notes using a portion of the TWC sales proceeds.

PERFORMANCE UNIT EXPENSE ACCRUALS ($2.0 MILLION DECREASE). In the fiscal 1999 period, expense accruals totaling $2.0 million were recorded applicable to a plan adopted in December 1997 that awarded performance units to mid-level managerial and professional employees. Individuals holding these units on March 31, 1999 are to receive cash compensation equal to the closing price of the Company's Class B Common Stock on that date times the number of units awarded them. Compensation expense is being accrued ratably over the life of the outstanding units based on the Class B stock price at the end of each month.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1997

Earnings (loss) from continuing operations for the three-month periods ended October 31, 1998 and 1997 are summarized on the following table. The Company reported a loss of $3.7 million during fiscal 1999's third quarter versus earnings of $17.7 million in the comparable prior-year period. The earnings decline was principally the result of sharply lower prices for natural gas, oil and condensate and NGLs in the latest period.

      The following table and discussion identify and explain the major increases (decreases) in earnings (loss) from continuing operations for the three-month periods (in millions):


                                                                Segment                    Earnings (Loss) from
                                                          Operating Earnings               Continuing Operations
                                                        -----------------------            ---------------------
                                                        Exploration                          Before
                                                            and         Gas                  Income    After
                                                         Production   Services     Other*     Taxes     Tax
                                                        -----------   --------    ------     ------    -----
FISCAL 1998 AMOUNTS....................................  $19.6         $19.0      $(11.1)    $ 27.5    $17.7
                                                         -----         -----      ------     ------    -----

MAJOR INCREASES (DECREASES)
Lower natural gas sales price..........................  (16.7)           -          -        (16.7)   (10.9)
Lower oil and condensate sales price...................   (4.0)           -          -         (4.0)    (2.6)
Increased oil and condensate sales volumes.............    1.0            -          -          1.0       .7
Price-related decreases in NGL margins.................     -           (7.5)        -         (7.5)    (4.9)
Gas gathering and marketing............................     -           (2.3)        -         (2.3)    (1.5)
Prior-year interest income on
   unreinvested TWC sales proceeds.....................     -             -         (5.0)      (5.0)    (3.2)
Other, net.............................................    1.1           (.6)         .2         .7      1.0
                                                         -----         -----      ------     ------    -----
                                                         (18.6)        (10.4)       (4.8)     (33.8)   (21.4)
                                                         -----         -----      ------     ------    -----
FISCAL 1999 AMOUNTS....................................  $ 1.0         $ 8.6      $(15.9)    $ (6.3)    (3.7)
                                                         =====         =====      ======     ======    =====


---------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exploration and production segment operating earnings for the third quarter of fiscal 1999 were $18.6 million below the $19.6 million of fiscal 1998's third quarter principally because of lower prices for natural gas and oil and condensate.

NATURAL GAS SALES PRICE ($16.7 MILLION DECREASE). The Company's natural gas sales price averaged $1.90 per Mcf during the third quarter of the current year, $.76 (29%) below the $2.66 average of the corresponding period of the prior year, reducing operating earnings by $16.7 million. Natural gas sales prices were volatile during the fiscal 1999's third quarter; the Company's average price was $1.91 per Mcf in August, $1.75 in September and $2.04 in October. Conversely, natural gas sales prices rose steadily during the prior-year period (from $2.24 in August to $3.16 in October).

LOWER OIL AND CONDENSATE SALES PRICES ($4.0 MILLION DECREASE). The Company's oil and condensate sales price averaged $12.22 per barrel during fiscal 1999's third quarter, 35% below the $18.89 of the corresponding prior-year period, reducing operating earnings by $4.0 million.

INCREASED OIL AND CONDENSATE SALES VOLUMES ($1.0 MILLION INCREASE). For the reasons discussed on page 17, production of oil and condensate during the third quarter of the current year increased 900 barrels per day (15%) to 6,800, increasing operating earnings by $1.0 million.

GAS SERVICES OVERVIEW
Gas services operating earnings declined $10.4 million from the $19.0 million of the prior year's quarter largely because of much lower NGL margins. NGL production volumes were 4,000 barrels per day (9%) lower in the fiscal 1999 period largely because of reduced production for plants serving the Austin Chalk rich gas system because of throughput declines for that system. Also, the Company rejected ethane at its Bridgeport plant during approximately one-half of the fiscal 1999 period in response to weak NGL margins.

PRICE-RELATED DECREASES IN NGL MARGINS ($7.5 MILLION DECREASE). The Company's average price for NGLs was $9.79 per barrel during fiscal 1999's third quarter, down $4.54 (32%) from the level of the corresponding period of the prior year, reducing NGL revenues $17.7 million. Feedstock costs fell by $10.2 million because of the impact of lower natural gas and NGL prices on producer payments, reducing the net margin decline to $7.5 million.

GAS GATHERING AND MARKETING ($2.3 MILLION DECREASE). Natural gas prices weakened during fiscal 1999's third quarter, resulting in reduced margins for gas gathering and marketing activities (after strengthening considerably during the prior-year period). Substantial portions of the natural gas supply costs for these activities are based on beginning-of-the-month market index prices, and sharp upward or downward movements in natural gas prices after these costs have been set cause the Company's gas gathering and marketing margins to rise or fall appreciably.





                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

                 No exhibits are filed with this report.

      (b) No reports were filed on Form 8-K during the nine-month period ended October 31, 1998.

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





                                         MITCHELL ENERGY & DEVELOPMENT CORP.
                                         -----------------------------------
                                                  (Registrant)




Dated: December 11, 1998                 By:     /s/ Philip S. Smith
                                            -----------------------------------
                                         Philip S. Smith
                                         Senior Vice President - Administration
                                         and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------
   27               Financial Data Schedule