Form 10-K405
period 1999-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1999-04-16
CIK 311995

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 1999 was approximately $89,425,175.

            Shares of common stock outstanding at February 28, 1999:
                              Class A - 22,321,640
                              Class B - 26,795,627

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following documents are incorporated by reference into the indicated parts of this report: Annual Report to Stockholders for the fiscal year ended January 31, 1999 - Parts I and II. Definitive
 Proxy Statement to be filed within 120 days after January 31, 1999 - Part III.
===============================================================================

                                     PART I

ITEM 1 - BUSINESS

     Except for discussions of competition and insurance, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the fiscal year ended January 31, 1999 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).

     CROSS REFERENCE TO APPLICABLE SECTIONS
        OF ANNUAL REPORT TO STOCKHOLDERS                                                               PAGE
        --------------------------------                                                            -----------
                                                                                                      Inside
        The Company...............................................................................  Front Cover
        Exploration and Production................................................................     4 - 11
        Gas Services..............................................................................    12 - 16
        Notes to Consolidated Financial Statements
          Note 10:  Segment Information...........................................................    40 - 42


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

     The Company owns or has interests in natural gas processing plants located in Texas and Oklahoma, and it ranked 15th in daily domestic NGL production in calendar 1997. The Company has fractionating equipment at several of its processing plants and also owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company participates in the petrochemical business through its one-third interest in a plant at Mont Belvieu, Texas that produces methyl tertiary butyl ether (MTBE), an oxygenate used in the production of environmentally cleaner gasoline. This plant has a daily capacity of approximately 17,000 barrels.

     The Company owns or operates approximately 8,800 miles of natural gas gathering systems substantially all of which are located in Texas. These systems operate in highly competitive local markets and intersect with numerous pipeline systems enabling the Company to buy, sell, transport and exchange gas with other pipeline operators.

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

ITEM 2 - PROPERTIES

     Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                                             PAGE
      --------------------------------------                                                        --------
      Exploration and Production...................................................................   4 - 11
      Gas Services.................................................................................  12 - 16
      Operating Statistics.........................................................................    21
      Unaudited Supplemental Oil and Gas Information...............................................  46 - 49

OTHER OIL AND GAS RELATED DATA

     The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                                                   Year Ended January 31
                                                                          ------------------------------------
                                                                             1999         1998         1997
                                                                          ----------   ----------   ----------
Combined natural gas, crude oil and condensate
    production (thousand cubic feet per day)*............................    298,000      285,000      261,000
Average production cost per
    equivalent thousand cubic feet.......................................       $.68         $.68         $.69

--------------------------------------------------

* Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas on a 6-to-1 basis.


UNDEVELOPED ACREAGE AT JANUARY 31, 1999

                                                             Earliest Material
                                                            Expiration by State (a)     Areas of Concentration
                                                            -----------------------    -------------------------
                                  Gross        Net           Net       Calendar                              %
Location                          Acres       Acres          Acres       Year            County or Area     (b)
--------                         --------    --------       -------   -------------    ------------------  -----
Texas.........................    366,000     268,600        91,000         1999        North Texas           69
South Dakota..................     46,100      13,400        13,400         1999        Butte                100
Louisiana.....................     31,700      28,200        18,600         2002        Jefferson Davis       81
Mississippi...................     28,800      11,800         4,300         2000        Yazoo                 59
Alabama.......................     25,100      17,200        12,300         1999        Butler, Conecuh       85
Ohio..........................     23,600      23,500         6,400         2000        Lawrence              88
Utah..........................     22,900      11,900         2,700         1999        Uintah               100
New Mexico....................     14,900      13,400         2,400         1999        Lea                   93
Others (c)....................     28,700      18,900
                                ---------     -------
Total undeveloped acreage.....    587,800     406,900
Producing acreage.............    779,400     579,500
                                ---------     -------
Total acreage.................  1,367,200     986,400
                                =========     =======

------------------

(a)  Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c)  Includes Colorado, Michigan and Oklahoma.

DRILLING ACTIVITY (a)
For the year ended January 31

                                                  Exploratory            Development               Total
                                               ------------------     ------------------     ------------------
    Well Completions                 Total     Oil     Gas    Dry     Oil     Gas    Dry     Oil     Gas    Dry
-------------------------            -----     ---     ---    ---     ---     ---    ---     ---     ---    ---
Gross Wells - 1999
   North Texas.....................     75       4       2      -       8      57      4      12      59      4
   East Texas......................     28       -       -      1       -      27      -       -      27      1
   Gulf Coast......................     21       -       -      2       1      16      2       1      16      4
   West Texas......................     32       4       -      5      23       -      -      27       -      5
   Other...........................      9       1       -      4       -       1      3       1       1      7
                                      ----      --      --    ---     ---    ----     --     ---    ----    ---
     Total (b).....................    165       9       2     12      32     101      9      41     103     21
                                      ====      ==      ==    ===     ===    ====     ==     ===    ====    ===

Net Wells
   1999............................  120.5     4.2     2.0    5.5    12.3    90.3    6.2    16.5    92.3   11.7

   1998............................  162.1    15.0     5.5   10.2    23.2   106.7    1.5    38.2   112.2   11.7

   1997............................  119.1     6.1     1.0   12.1    22.0    74.2    3.7    28.1    75.2   15.8

---------------------

(a)  Excludes service wells.
(b) An additional 15 wells (12.0 net wells) were in the process of being drilled or completed at January 31, 1999.


ITEM 3 - LEGAL PROCEEDINGS

     See Note 7 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1999, no matter was submitted to a vote of security holders, either through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the executive officers of the Company as of March 1, 1999.


                                                                                                     Officer
        Name                                   Position                              Age              Since
        ----                                   --------                              ---             -------
George P. Mitchell            Chairman and Chief Executive Officer                    79               1946
Bernard F. Clark              Vice Chairman                                           77               1956
W. D. Stevens                 President and Chief Operating Officer                   64               1994
Philip S. Smith               Senior Vice President and Chief Financial Officer       62               1980
Allen J. Tarbutton, Jr.       Senior Vice President, Gas Services                     60               1974
Thomas P. Battle              Senior Vice President, Legal and Governmental           56               1982
                              Affairs, General Counsel and Secretary

The year in the "Officer Since" column is the beginning of the period during which the indicated individual has continuously served as an officer of the Company (although not necessarily as an "executive officer").

      All of the executive officers were elected at a Board of Directors meeting held on June 24, 1998 for a term of one year, or until their respective successors are qualified.

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

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                                             PAGE
         --------------------------------                                                             ----
      Quarterly Stock Data.......................................................................       21
      Corporate Information......................................................................       53

The numbers of holders of record of Class A Common Stock and of Class B Common Stock at February 28, 1999 were 1,519 and 1,515, respectively. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 6,000 Class A and 8,000 Class B holders of its common stock.

ITEM 6 - SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from pages 50 and 51 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information for the fiscal years 1995 through 1999 provided under the following captions: Revenues, earnings (loss) from continuing operations, net earnings
(loss), earnings (loss) per share (basic and diluted), cash dividends per share, total assets and long-term debt.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from pages 17 through 26 of the Annual Report to Stockholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from pages 19 and 20 of the Annual Report to Stockholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                                             PAGE
         --------------------------------                                                             ----

      Consolidated Financial Statements...........................................................    27 - 30
      Notes to Consolidated Financial Statements..................................................    31 - 44
      Report of Independent Public Accountants....................................................      45
      Unaudited Supplemental Oil and Gas Information..............................................    46 - 49
      Unaudited Quarterly Financial Data..........................................................      26

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No Form 8-K was filed by the Registrant during its fiscal years ended January 31, 1999 and 1998 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 5 of this Form 10-K for information regarding Executive Officers of the Registrant.


ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1999, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1999, under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1999, under the caption "Certain Transactions."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                                              PAGE
         --------------------------------                                                              ----

      Unaudited Quarterly Financial Data............................................................    26
      Consolidated Balance Sheets...................................................................    27
      Consolidated Statements of Earnings...........................................................    28
      Consolidated Statements of Stockholders' Equity...............................................    29
      Consolidated Statements of Cash Flows.........................................................    30
      Notes to Consolidated Financial Statements....................................................  31 - 44
      Report of Independent Public Accountants......................................................    45
      Unaudited Supplemental Oil and Gas Information................................................  46 - 49


FINANCIAL STATEMENT SCHEDULES
                                                                                                        Page
                                                                                                        ----
      Report of Independent Public Accountants......................................................    S-1

      Schedule I - Condensed Financial Information of the Registrant................................    S-2
                    at January 31, 1999 and 1998 and for the Years..................................   thru
                    Ended January 31, 1999, 1998 and 1997...........................................    S-4

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

 4(c) The revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development Corp., the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, is incorporated as an exhibit to this report by reference to exhibit 4 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this agreement dated March 15, 1999 is attached hereto as exhibit 4(c).

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

10(a) 1989 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1992. The first amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1993.

10(b) 1995 Stock Option Plan is incorporated as an exhibit to this report by reference to File No. 333-06981.

10(c) 1997 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit (10(e) of the annual report on Form 10-K dated January 31, 1999. The first amendment to this Plan effective December 9, 1998 is attached hereto as exhibit 10(c).

10(d) 1998 Mutual Fund Option Plan is incorporated as an exhibit to this report by reference to exhibit 10 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this Plan effective January 1, 1999 is attached hereto as exhibit 10(d).

10(e) Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is attached hereto as exhibit 10(e).

10(f) Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(g) of the annual report on Form 10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is attached hereto as exhibit 10(f).

10(g)          Executive Excess Benefit Plan effective July 1, 1998.

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

10(k) Severance compensation agreement between the Registrant and Thomas P. Battle.

10(l) Severance compensation agreement between the Registrant and George P. Mitchell.

10(m)          Severance compensation agreement between the Registrant and
               W. D. Stevens.

10(n) Severance compensation agreement between the Registrant and Philip S. Smith.

10(o)          Severance compensation agreement between the Registrant and Allen
               J. Tarbutton, Jr.

10(p) A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1996.

12             Computation of Ratio of Earnings to Fixed Charges.

13             Annual Report to Stockholders for the fiscal year ended January
               31, 1999.

21             List of Subsidiaries as of January 31, 1999.

23             Consent of Independent Public Accountants.

27             Financial Data Schedule.

99 Mitchell Energy & Development Corp. Thrift and Savings Plan - Annual Report on Form 11-K for the fiscal year ended January 31, 1999.


REPORTS FILED ON FORM 8-K

     No reports were filed on Form 8-K during the quarter ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.


       /s/ George P. Mitchell                            April 12, 1999
------------------------------------
   George P. Mitchell, Chairman
    and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



        /s/ George P. Mitchell                           April 12, 1999
------------------------------------
    George P. Mitchell, Chairman
     and Chief Executive Officer



        /s/ Bernard F. Clark                             April 12, 1999
------------------------------------
   Bernard F. Clark, Vice Chairman



          /s/ W. D. Stevens                              April 12, 1999
------------------------------------
 W. D. Stevens, Director, President
     and Chief Operating Officer



         /s/ Philip S. Smith                             April 12, 1999
------------------------------------
Philip S. Smith, Senior Vice President
Administration, Chief Financial Officer
  and Principal Accounting Officer



        /s/ Robert W. Baldwin                            April 12, 1999
------------------------------------
     Robert W. Baldwin, Director



        /s/ William D. Eberle                            April 12, 1999
------------------------------------
     William D. Eberle, Director

       /s/ Shaker A. Khayatt                           April 12, 1999
------------------------------------
    Shaker A. Khayatt, Director



         /s/ Ben F. Love                               April 12, 1999
------------------------------------
      Ben F. Love, Director



       /s/ Walter A. Lubanko                           April 12, 1999
------------------------------------
   Walter A. Lubanko, Director



        /s/ J. Todd Mitchell                           April 12, 1999
------------------------------------
    J. Todd Mitchell, Director



        /s/ M. Kent Mitchell                           April 12, 1999
------------------------------------
    M. Kent Mitchell, Director



    /s/ Constantine S. Nicandros                       April 12, 1999
------------------------------------
 Constantine S. Nicandros, Director



       /s/ Raymond L. Watson                           April 12, 1999
------------------------------------
    Raymond L. Watson, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mitchell Energy & Development Corp.:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Mitchell Energy & Development Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 29, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14 on page 8 is the responsibility of the Company's management and is presented for purposes of complying with rules of the Securities and Exchange Commission, and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP

Houston, Texas
March 29, 1999

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

===============================================================================

                      Mitchell Energy & Development Corp.
                            CONDENSED BALANCE SHEETS
                           January 31, 1999 and 1998
                                 (in thousands)

                                                                                       1999               1998
                                                                                     ---------         ---------
       ASSETS
       CURRENT ASSETS
       Cash and cash equivalents..................................................    $ 10,093          $ 96,572
       Income taxes receivable....................................................       6,125                --
       Net assets of discontinued operations......................................          --            26,056
       Other current assets.......................................................       5,455             3,984
                                                                                      --------          --------
         Total current assets.....................................................      21,673           126,612
       INVESTMENT IN CONSOLIDATED SUBSIDIARIES,
         AT COST PLUS EQUITY IN UNDISTRIBUTED EARNINGS ...........................     308,591           389,778
       ADVANCES TO SUBSIDIARIES ..................................................     460,607           314,097
       TRUST FUND FOR NONQUALIFIED RETIREMENT BENEFITS ...........................      15,804            12,583
       DEFERRED FINANCING COSTS ..................................................       1,450             1,447
       OTHER .....................................................................          57                57
                                                                                      --------          --------
                                                                                      $808,182          $844,574
                                                                                      ========          ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
       Current maturities of long-term debt.......................................    $100,000          $     --
       Other current liabilities..................................................      12,629            14,442
                                                                                      --------          --------
         Total current liabilities................................................     112,629            14,442
       LONG-TERM DEBT ............................................................     362,467           414,267
       DEFERRED CREDITS AND OTHER LIABILITIES ....................................       8,312             2,939
       COMMITMENTS AND CONTINGENCIES (Note C)
       STOCKHOLDERS' EQUITY ......................................................     324,774           412,926
                                                                                      --------          --------
                                                                                      $808,182          $844,574
                                                                                      ========          ========

===============================================================================

                      Mitchell Energy & Development Corp.
                        CONDENSED STATEMENTS OF EARNINGS
              For the Years Ended January 31, 1999, 1998 and 1997
                    (in thousands, except per-share amounts)

                                                                                       1999           1998           1997
                                                                                    ----------     ----------     ----------

       EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES ...........................    $  (55,883)    $   37,865     $   85,475
                                                                                    ----------     ----------     ----------

       OTHER (INCOME) EXPENSE
       Interest expense - third parties ........................................        33,780         42,531         53,931
       Interest income on subsidiary advances ..................................       (31,199)       (32,796)       (54,846)
       Interest income on cash investments .....................................          (553)        (8,549)          (498)
       General and administrative expense (Note D) .............................            --             --             --
       Other, net ..............................................................        (2,174)          (710)          (176)
       Income taxes (benefit) (Note B) .........................................        (2,775)          (437)           763
                                                                                    ----------     ----------     ----------
                                                                                        (2,921)            39           (826)
                                                                                    ----------     ----------     ----------
       EARNINGS (LOSS) FROM CONTINUING OPERATIONS ..............................       (52,962)        37,826         86,301
                                                                                    ----------     ----------     ----------
       DISCONTINUED REAL ESTATE OPERATIONS
       Earnings (loss) from operations, net of
         income taxes of $4,071 and $8,914 .....................................            --          7,440         16,925
       Loss on sale, net of income taxes of $1,750 in 1999 and income tax
         benefit of $25,878 in 1998 ............................................         3,250        (67,123)            --
                                                                                    ----------     ----------     ----------
                                                                                         3,250        (59,683)        16,925
                                                                                    ----------     ----------     ----------
       EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM ...............................       (49,712)       (21,857)       103,226
       EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT .............................            --        (13,250)            --
                                                                                    ----------     ----------     ----------
       NET EARNINGS (LOSS) .....................................................    $  (49,712)    $  (35,107)    $  103,226
                                                                                    ==========     ==========     ==========

       BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
       Class A - Earnings from continuing operations ...........................    $    (1.11)    $      .71     $     1.64
                 Net earnings ..................................................         (1.04)          (.66)          1.96
       Class B - Earnings from continuing operations ...........................         (1.05)           .77           1.68
                 Net earnings ..................................................          (.99)          (.72)          2.01

------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

===============================================================================

                      Mitchell Energy & Development Corp.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the Years Ended January 31, 1999, 1998 and 1997
                                 (in thousands)


                                                                           1999           1998           1997
                                                                        ----------     ----------     ----------
OPERATING ACTIVITIES
Earnings (loss) from continuing operations .........................    $  (52,962)    $   37,826     $   86,301
Adjustments to reconcile earnings (loss) from continuing
    operations to cash provided by operating activities
       Equity in net (earnings) loss of subsidiaries ...............        55,883        (37,865)       (85,475)
       Dividends from consolidated subsidiaries ....................        25,000         46,000         35,000
       Deferred income taxes .......................................        (1,457)         7,662             39
       Changes in operating assets and liabilities .................        (2,360)        (7,247)        10,384
       Other .......................................................         3,026          1,556            972
                                                                        ----------     ----------     ----------
    Cash provided by operating activities ..........................        27,130         47,932         47,221
                                                                        ----------     ----------     ----------


INVESTING ACTIVITIES
Investments in subsidiaries ........................................        (3,001)            --           (550)
Proceeds from sale of TWC ..........................................            --        480,994             --
Advances (to) from subsidiaries, net ...............................      (136,657)       (92,734)        17,079
Funding of trust for nonqualified retirement benefits ..............        (2,467)        (1,332)       (11,251)
Other, net .........................................................          (751)            96            (25)
                                                                        ----------     ----------     ----------
    Cash provided by (used for) investing activities ...............      (142,876)       387,024          5,253
                                                                        ----------     ----------     ----------

FINANCING ACTIVITIES
Proceeds from issuance of debt .....................................        48,200             --             --
Debt repayments ....................................................            --       (285,733)            --
Cash dividends (including special dividends of $12,462 in 1998) ....       (24,910)       (38,153)       (26,342)
Debt extinguishment costs ..........................................            --        (19,294)            --
Treasury stock purchases ...........................................        (9,217)       (72,465)        (3,917)
Other, net .........................................................         2,267          3,082            399
                                                                        ----------     ----------     ----------
    Cash provided by (used for) financing activities ...............        16,340       (412,563)       (29,860)
                                                                        ----------     ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING OPERATIONS .........................       (99,406)        22,393         22,614
CASH PROVIDED BY DISCONTINUED OPERATIONS ...........................        12,927          5,535         45,945
CASH AND CASH EQUIVALENTS, beginning of year .......................        96,572         68,644             85
                                                                        ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of year .............................    $   10,093     $   96,572     $   68,644
                                                                        ==========     ==========     ==========


------------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

              Mitchell Energy & Development Corp. and Subsidiaries
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

===============================================================================

                      Mitchell Energy & Development Corp.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                        JANUARY 31, 1999, 1998 AND 1997


(A) General. The accompanying condensed financial statements of Mitchell Energy & Development Corp. (MEDC) should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report to Stockholders of Mitchell Energy & Development Corp. and subsidiaries (the Company) for fiscal 1999, which is filed as an exhibit to this annual report on Form 10-K. For information regarding the components of and an analysis of the activity in stockholders' equity, refer to the Consolidated Statements of Stockholders' Equity included in the Company's Annual Report to Stockholders. See Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders as indicated below for information concerning the following:

        Discontinued real estate operations...................... Note 3
        Long-term debt........................................... Note 5
        Retirement benefits...................................... Note 9
        Incentive compensation plans............................. Note 11
        Common stock and stock options........................... Note 12
        Earnings (loss) per share................................ Note 13

(B) Income Taxes. Deferred income taxes are provided on temporary differences between the book and tax bases of MEDC's assets and liabilities. MEDC is included in the consolidated tax return of the Company. As the parent company, MEDC allocates to its subsidiaries amounts equal to the income taxes that the subsidiaries would pay or receive as a refund if separate returns were filed.

(C) Debt Guarantees. MEDC had contingent liabilities totaling approximately $17,200,000 at January 31, 1999, consisting of guarantees of third party debt.

(D) General and Administrative Expense Allocation. General and administrative expense in the Condensed Statements of Earnings is net of amounts charged to subsidiaries of $39,166,000; $31,978,000 and $30,823,000 in fiscal 1999, 1998 and 1997. The fiscal 1999 amount includes personnel reduction program costs of $8,848,000. The charges to the subsidiaries are based on their estimated use of accounting, legal, information systems and other services provided by MEDC which are managed on a company wide basis.

(E) Statements of Cash Flows. Short-term investments with a maturity of three months or less are considered to be cash equivalents. Interest paid totaled $31,593,000; $45,030,000 and $53,100,000 during the years ended January 31,
1999, 1998 and 1997. Income taxes paid during those periods - net of tax refunds, but including amounts paid in connection with the TWC sale - totaled $(710,000); $63,764,000 and $9,988,000. There were no significant non-cash investing or financing activities during the three-year period ended January 31, 1999.

(F) Financial Instruments. The aggregate fair value of MEDC's long-term debt was $449,147,000 at January 31, 1999 (compared with an aggregate balance sheet carrying value of $462,467,000). Fair values of its fixed-rate senior notes were based on quoted market prices. For floating rate debt, carrying amounts and fair values were assumed to be equal because of the nature of these obligations. The carrying amounts of MEDC's other on-balance-sheet financial instruments approximate their fair values. The aggregate cost to terminate MEDC's off-balance-sheet financial instruments is not significant. MEDC has no direct involvement with derivative financial instruments.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                              EXHIBITS TO FORM 10-K



                   For the Fiscal Year Ended January 31, 1999

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


  Exhibit
  Number       Description
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

   4(c) The revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development Corp., the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, is incorporated as an exhibit to this report by reference to exhibit 4 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this agreement dated March 15, 1999 is attached hereto as exhibit
               4(c).

   10(a) 1989 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form
               10-K dated January 31, 1992. The first amendment to such Plan is incorporated as an exhibit to this report by reference to exhibit
               10(c) of the annual report on Form 10-K dated January 31, 1993.

   10(b) 1995 Stock Option Plan is incorporated as an exhibit to this report by reference to File No. 333-06981.

   10(c) 1997 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit (10(e) of the annual report on Form 10-K dated January 31, 1999. The first amendment to this Plan effective December 9, 1998 is attached hereto as exhibit 10(c).

   10(d) 1998 Mutual Fund Option Plan is incorporated as an exhibit to this report by reference to exhibit 10 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this Plan effective January 1, 1999 is attached hereto as exhibit 10(d).

   10(e) Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form
               10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is attached hereto as exhibit 10(e).



   Exhibit
   Number      Description
   -------     -----------
   10(f)       Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(g) of the annual report on Form
               10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is attached hereto as exhibit 10(f).

   10(g)       Executive Excess Benefit Plan effective July 1, 1998.

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

   10(k) Severance compensation agreement between the Registrant and Thomas P. Battle.

   10(l) Severance compensation agreement between the Registrant and George P. Mitchell.

   10(m)       Severance compensation agreement between the Registrant and W. D.
               Stevens.

   10(n) Severance compensation agreement between the Registrant and Philip S. Smith.

   10(o)       Severance compensation agreement between the Registrant and Allen
               J. Tarbutton, Jr.

   10(p) A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1996.

   12          Computation of Ratio of Earnings to Fixed Charges

   13          Annual Report to Stockholders for the fiscal year ended January
               31, 1999

   21          List of Subsidiaries as of January 31, 1999

   23          Consent of Independent Public Accountants

   27          Financial Data Schedule

   99          Mitchell Energy & Development Corp. Thrift and Savings Plan -
               Annual Report on Form 11-K for the fiscal year ended January 31,
               1999