Form 10-K405/A
period 1999-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1999-06-14
CIK 311995

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

================================================================================

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


         The undersigned registrant hereby amends Exhibit No 99 to its annual report on Form 10-K for the year ended January 31, 1999 as set forth in the pages attached hereto:

         Exhibit 99 - Form 11-K for the year ended January 31, 1999 for the Mitchell Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.

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


Date:  June 14, 1999