Form 10-Q
period 1999-04-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1999-06-14
CIK 311995

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

                      FOR THE QUARTER ENDED APRIL 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


               Shares of common stock outstanding at May 31, 1999:
                   Class A......................... 22,321,635
                   Class B......................... 26,795,622


================================================================================

                                      INDEX



                                                                                                             Page
Part I - Financial Information                                                                              Number
                                                                                                            ------
       Item 1.  Financial Statements
          Representation...............................................................................        1

          Consolidated Balance Sheets..................................................................        2

          Unaudited Consolidated Statements of Earnings................................................        3

          Unaudited Consolidated Statement of Stockholders' Equity.....................................        4

          Unaudited Condensed Consolidated Statements of Cash Flows....................................        5

          Notes to Unaudited Consolidated Financial Statements.........................................        6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations.................................................       12


Part II - Other Information

       Item 1.  Legal Proceedings......................................................................       18

       Item 6.  Exhibits and Reports on Form 8-K.......................................................       18





DEFINITIONS. As used herein, "MMBtu" means million British thermal units, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 1999" and "fiscal 2000" refer, respectively, to the 12-month periods ended January 31, 1999 and 2000 and "DD&A" means depreciation, depletion and amortization. Pipeline throughput volumes are based on average energy content of 1,000 Btu per cubic foot. Where applicable, NGL volume, price and reserve information includes equity partnership interests.

                         Part I - Financial Information




ITEM 1.  FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments - which include only normal and recurring adjustments - necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Fiscal 1999 Annual Report and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)



                                                                                  APRIL 30,         January 31,
                                                                                    1999               1999
                                                                                ------------       ------------
ASSETS                                                                          (unaudited)
CURRENT ASSETS
Cash and cash equivalents...................................................... $     13,932       $     20,300
Trade receivables..............................................................       39,150             34,078
Inventories....................................................................        9,670             10,734
Income taxes receivable........................................................        4,715              5,944
Other..........................................................................        8,140              8,576
                                                                                ------------       ------------
     Total current assets......................................................       75,607             79,632
                                                                                ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,467,217 and $1,450,685
Exploration and production
  Oil and gas properties.......................................................      679,556            683,946
  Support equipment and facilities.............................................       15,486             16,253
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing.......................................................      102,624            102,761
  Natural gas gathering........................................................      138,860            145,488
  Other........................................................................       79,862             79,678
Corporate......................................................................        5,123              5,612
                                                                                ------------       ------------
                                                                                   1,021,511          1,033,738
                                                                                ------------       ------------

LONG-TERM INVESTMENTS AND OTHER ASSETS.........................................       33,501             33,106
                                                                                ------------       ------------
                                                                                 $ 1,130,619        $ 1,146,476
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 4)..................................  $   100,000        $   100,000
Oil and gas proceeds payable...................................................       63,738             68,658
Accounts payable...............................................................       30,799             32,868
Accrued liabilities............................................................       33,842             40,269
                                                                                ------------       ------------
     Total current liabilities.................................................      228,379            241,795
                                                                                ------------       ------------
LONG-TERM DEBT (Note 4)........................................................      356,367            362,467
                                                                                ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................................................      133,206            130,069
Retirement obligations and other...............................................       88,438             87,371
                                                                                ------------       ------------
                                                                                     221,644            217,440
                                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares)..............        5,386              5,386
Additional paid-in capital.....................................................      143,636            143,636
Retained earnings..............................................................      286,738            287,283
Other comprehensive loss.......................................................       (7,381)            (7,381)
Treasury stock, at cost........................................................     (104,150)          (104,150)
                                                                                ------------       ------------
                                                                                     324,229            324,774
                                                                                ------------       ------------
                                                                                $  1,130,619       $  1,146,476
                                                                                ============       ============

------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)



                                                                            Three Months Ended
                                                                                 April 30
                                                                         ------------------------
                                                                            1999           1998
                                                                         ---------      ---------
REVENUES
Exploration and production .........................................     $  46,749      $  58,996
Gas services .......................................................       113,207        113,396
                                                                         ---------      ---------
                                                                           159,956        172,392
                                                                         ---------      ---------
OPERATING COSTS AND EXPENSES
Exploration and production, net of water well
   litigation provision reversals of $9,000 and $3,000 (Note 6) ....        35,439         54,388
Gas services .......................................................       101,712        100,561
                                                                         ---------      ---------
                                                                           137,151        154,949
                                                                         ---------      ---------

SEGMENT OPERATING EARNINGS (Note 7) ................................        22,805         17,443
General and administrative expense .................................         6,269          8,205
                                                                         ---------      ---------
TOTAL OPERATING EARNINGS ...........................................        16,536          9,238
                                                                         ---------      ---------

OTHER EXPENSE
Interest expense ...................................................         9,039          7,649
Interest income ....................................................           (40)          (618)
Other, net .........................................................        (1,566)        (1,414)
                                                                         ---------      ---------
                                                                             7,433          5,617
                                                                         ---------      ---------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ............         9,103          3,621

INCOME TAXES (Note 5) ..............................................         3,419          1,326
                                                                         ---------      ---------

EARNINGS FROM CONTINUING OPERATIONS ................................         5,684          2,295

DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Adjustment to loss on sale, net of income taxes of $1,750 ..........            --          3,250
                                                                         ---------      ---------
NET EARNINGS .......................................................     $   5,684      $   5,545
                                                                         =========      =========

BASIC AND DILUTED EARNINGS PER SHARE (Note 9)
Class A - From continuing operations ...............................         $ .11          $ .05
          Net earnings .............................................           .11            .11
Class B - From continuing operations ...............................           .12            .05
          Net earnings .............................................           .12            .12

AVERAGE COMMON SHARES OUTSTANDING (Basic) - Class A ................        22,322         22,321
                                            Class B ................        26,796         26,757

------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                    For the Three Months Ended April 30,1999
                         (dollar amounts in thousands)



                                                                                                         Other
                                                                             Additional                 Compre-
                                                                   Common     Paid-in     Retained      hensive      Treasury
DOLLAR AMOUNTS                                           Total      Stock     Capital     Earnings        Loss         Stock
--------------                                         ---------  ---------  ----------  -----------   ----------   ---------
BALANCE, JANUARY 31, 1999 ........................     $ 324,774  $   5,386  $  143,636  $   287,283   $   (7,381)  $(104,150)

Net earnings .....................................         5,684         --          --        5,684           --          --

Cash dividends (12 cents per share on Class A
   and 13.25 cents per share on Class B) .........        (6,229)        --          --       (6,229)          --          --
                                                       ---------  ---------  ----------  -----------   ----------   ---------
BALANCE, APRIL 30, 1999 ..........................     $ 324,229  $   5,386  $  143,636  $   286,738   $   (7,381)  $(104,150)
                                                       =========  =========  ==========  ===========   ==========  ==========



                     ======================================



                                       Common Stock Issued           Treasury Stock             Outstanding Shares
                                    ------------------------    ------------------------   ------------------------
SHARE AMOUNTS                         Class A      Class B        Class A      Class B       Class A      Class B
-------------                       -----------  -----------    -----------  -----------   -----------  -----------
BALANCE, JANUARY 31, 1999 .....      23,978,077   29,878,077      1,656,437    3,082,450    22,321,640   26,795,627

Other .........................              (3)          (3)            --           --            (3)          (3)
                                     ----------   ----------      ---------    ---------    ----------   ----------
BALANCE, APRIL 30, 1999 .......      23,978,074   29,878,074      1,656,437    3,082,450    22,321,637   26,795,624
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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                        Three Months Ended
                                                                                             April 30
                                                                                     ------------------------
                                                                                        1999           1998
                                                                                     ---------      ---------
OPERATING ACTIVITIES
Earnings from continuing operations ............................................     $   5,684      $   2,295
Adjustments to reconcile earnings from continuing
   operations to cash provided by operating activities
      Depreciation, depletion and amortization .................................        27,732         28,325
      Exploration expenses (including exploratory well impairments) ............         2,298         11,415
      Deferred income taxes ....................................................         3,137           (218)
      Distributions in excess of earnings of equity investees ..................         4,420          4,821
      Water well litigation provision reversals ................................        (9,000)        (3,000)
      Other, net ...............................................................        (3,829)        (1,387)
                                                                                     ---------      ---------
                                                                                        30,442         42,251
      Changes in operating assets and liabilities ..............................        (1,199)        (3,620)
                                                                                     ---------      ---------
      Cash provided by operating activities ....................................        29,243         38,631
                                                                                     ---------      ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis (including asset acquisitions of $47,694 in 1998) ....       (26,323)      (113,817)
   Adjustment to cash basis ....................................................        (5,603)        (9,162)
                                                                                     ---------      ---------
                                                                                       (31,926)      (122,979)
Property, plant and equipment sales proceeds ...................................         7,379             --
Other, net .....................................................................         1,582            820
                                                                                     ---------      ---------
      Cash used for investing activities .......................................       (22,965)      (122,159)
                                                                                     ---------      ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt .................................................            --         12,000
Debt repayments ................................................................        (6,100)            --
Cash dividends .................................................................        (6,229)        (6,223)
Treasury stock purchases .......................................................            --         (9,217)
Other ..........................................................................          (317)         2,698
                                                                                     ---------      ---------
      Cash used for financing activities .......................................       (12,646)          (742)
                                                                                     ---------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS
   FROM CONTINUING OPERATIONS ..................................................        (6,368)       (84,270)
CASH PROVIDED BY DISCONTINUED OPERATIONS .......................................            --          5,506
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................        20,300        105,309
                                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................     $  13,932      $  26,545
                                                                                     =========      =========


--------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999




(1)   ACCOUNTING POLICIES
Mitchell Energy & Development Corp. together with its majority-owned subsidiaries (the "Company") is a large independent energy company engaged in the exploration for and development and production of natural gas, natural gas liquids, and crude oil and condensate. The Company also operates natural gas gathering systems in Texas and markets natural gas through purchase and resale activities.

      The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions. The equity method of accounting is used for investments in 20%-to-50%-owned entities.

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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the three-month periods ended April 30, 1999 and 1998.

      The Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1999. The statement requires that all derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. In May 1999, the FASB proposed an amendment to SFAS No. 133 that would defer its required adoption date by one year, to fiscal 2002 for the Company. While the Company's analysis of the potential impact of this statement has not been completed, its infrequent use of derivatives - particularly those which are not hedges - makes it unlikely that the adoption of this statement will have a significant impact on the Company's financial statements.

(2)   DISCONTINUED REAL ESTATE OPERATIONS
The Company decided to withdraw from the real estate business during fiscal 1998 and commenced reporting real estate activities as discontinued operations in its financial statements at that time. During the first quarter of fiscal 1999, adjustments were recorded reducing by $3,250,000 ($5,000,000 pretax) the $67,123,000 loss on disposition previously recorded in connection with the discontinuance of those activities. The reduction occurred because actual realizations were higher than originally estimated and certain contingent obligations were settled for less than the amounts accrued.

(3)   PARTNERSHIP INVESTMENTS
A summary of the Company's net investments in partnerships at April 30, 1999 and January 31, 1999 and its equity in their pretax earnings for the three-month periods ended April 30, 1999 and 1998 follows (in thousands):

                                                                                          Equity in
                                                            Net Investment             Pretax  Earnings
                                                       -------------------------    ----------------------
                                           Percent     April 30,     January 31,    April 30,    April 30,
                                            Owned        1999            1999         1999         1998
                                           --------    ---------     -----------    ---------    ---------
NATURAL GAS PROCESSING
C&L Processors Partnership ...........           50    $  59,193     $    60,130    $    (723)   $      26
U.P. Bryan Plant .....................           45        2,200           2,244        1,172          424
                                                       ---------     -----------    ---------    ---------
                                                          61,393          62,374          449          450
                                                       ---------     -----------    ---------    ---------
GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services ................           45          199             739          391          849
Ferguson-Burleson County
   Gas Gathering System ..............           45       38,509          40,151          808          850
Louisiana Chalk Gathering System .....           50       17,109          17,346         (237)        (221)
Others ...............................                       388             353           35        3,496*
                                                       ---------     -----------    ---------    ---------
                                                          56,205          58,589          997        4,974
                                                       ---------     -----------    ---------    ---------

OTHER
Belvieu Environmental Fuels ..........        33.33       48,397          47,660          737        1,552
Gulf Coast Fractionators .............        38.75       29,838          30,364          667        1,444
                                                       ---------     -----------    ---------    ---------
                                                          78,235          78,024        1,404        2,996
                                                       ---------     -----------    ---------    ---------
                                                       $ 195,833     $   198,987    $   2,850    $   8,420
                                                       =========     ===========    =========    =========

----------------
*Includes $3,492 gain on a partnership's sale of the Brooks-Hidalgo gathering system.

The Company's net investment in each of these entities is reported as property, plant and equipment in the consolidated balance sheets and its equity in their pretax earnings is reported as revenues in the consolidated statements of earnings, each under the gas services caption.

      The table which follows provides summarized earnings information (on a 100% basis) for these entities for the three-month periods ended April 30, 1999 and 1998 (in thousands):

                                                                             1999         1998
                                                                           --------     --------
Revenues .............................................................     $119,873     $131,749
Operating earnings ...................................................       14,287       12,982
Pretax earnings (before interest expense for those entities whose
    activities are funded by capital contributions of the owners) ....        8,146        8,861


(4)   LONG-TERM DEBT
At April 30, 1999, the Company's outstanding debt consisted of $414,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and borrowings of $35,000,000 under a $250,000,000 bank revolving credit facility and $7,100,000 under an uncommitted money market facility. Included in the senior notes is a $100,000,000 8% series due July 15, 1999. The Company currently plans to fund the repayment of the maturing notes by borrowing under its bank revolving credit agreement.

      Any amounts then outstanding under the bank revolving credit facility are payable in July 2003. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $47,024,000 at April 30, 1999.


(5)   INCOME TAXES
Income taxes applicable to earnings from continuing operations for the three-month periods ended April 30, 1999 and 1998 consist of the following (in thousands):

                                                      1999          1998
                                                     -------      -------
              Current - Federal..................    $   232      $ 1,493
                        State....................         50           51
                                                     -------      -------
                                                         282        1,544
                                                     -------      -------

              Deferred - Federal.................      2,975         (132)
                         State...................        162          (86)
                                                     -------      -------
                                                       3,137         (218)
                                                     -------      -------
                                                     $ 3,419      $ 1,326
                                                     =======      =======


      Estimated annual tax rates of 37.6% and 36.6%, respectively, were used in computing the income tax provisions for the three-month periods ended April 30, 1999 and 1998. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of the benefit of Federal tax credits and the impact of state income taxes.


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

      In May 1997, in the Bailey case - which involved allegations similar to those in the Bartlett case another jury in the Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups (and that most of their claims were time-barred by statutes of limitations, in any event). The court entered the judgment on July 15, 1997. After their motion for a new trial was denied, the plaintiffs appealed this decision to the Second Court of Appeals, which affirmed the trial court's decision on February 25, 1999. After their motion for a rehearing was overruled by the Court of Appeals, the plaintiffs filed a petition for review with the Supreme Court of Texas on May 21, 1999. That court is expected to deny the request.

      In three other cases involving allegations similar to those in the Bartlett case, judges in the Wise County court issued summary judgments in favor of the Company during January, April and July 1998. The plaintiffs appealed two of these judgments to the Second Court of Appeals, which affirmed the trial court's judgment in one of these cases on November 19, 1998 and in the other on January 7, 1999. After their petitions for review of these decisions by the Texas Supreme Court were denied, the plaintiffs filed motions for rehearing on May 7, 1999 with that court which are expected to be denied.

      This litigation now has run its course except for the plaintiffs' outstanding motions with the Texas Supreme Court in the three cases discussed above.

      The Company believes that a number of its insurance carriers have responsibilities for participating in the defense costs incurred by the Company in connection with this litigation. Reimbursement agreements have been entered into with five of these carriers: one in May 1997, two in April 1998, and two in March 1999. Negotiations continue with additional carriers regarding their participation.

      The Company reviews the adequacy of its accrued liability for this litigation at least quarterly, and provisions totaling $32,000,000 were expensed over the years. Costs incurred - which consisted principally of attorneys' fees and other defense costs for the Bartlett and Bailey trials and costs of bonds, etc., related to the appeal of the Bartlett judgment - were charged against the reserve. Insurance reimbursements are included in the determination of the adequacy of the accrued liability only after reimbursement agreements have been executed. After entering into the two reimbursement agreements in April 1998 and after agreeing in August 1998 to settle the last 25 untried cases, the Company recorded reversals of the previous provisions of $3,000,000 and $1,000,000, respectively, in the first and second quarters of fiscal 1999. After entering into the two reimbursement agreements during March 1999, a $9,000,000 reversal was recorded in the first quarter of fiscal 2000.

OTHER. The Company also is party to other claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of all such matters cannot be predicted with certainty, management expects that losses, if any, resulting from the ultimate resolution of the matters discussed in this and the preceding paragraphs of this footnote will not result in charges that are material to the Company's financial position. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

      The Company holds a one-third interest in a partnership which owns a plant that manufactures a gasoline additive known as MTBE. The EPA has formed a national advisory panel to review public health and environmental issues that have been raised by the use of MTBE in gasoline, specifically the discovery of MTBE in water supplies. That panel is expected to make recommendations to the EPA in mid- 1999. Also, several states have commenced reviews of the use of MTBE in gasoline, and in March 1999 the governor of California ordered that the use of MTBE be phased out in that state over a four-year period. Restrictions on the use of MTBE could significantly impact future operations of the MTBE plant partially owned by the Company. However, that facility, which was built for approximately $225,000,000, was originally designed in a manner that allows it - with moderate expenditures - to be converted to the production of other products. It is not possible at this time to determine the ultimate impact, if any, of this matter on the Company's financial position or future results of operations.

(7)   SEGMENT INFORMATION
Selected industry segment data for the indicated periods follows (in thousands):

                                                                   Inter-     Segment        Total                  Capital
                                                       Outside    segment    Operating     Operating                Expendi-
                                                       Revenues   Revenues   Earnings       Earnings       DD&A     tures(a)
                                                       ---------  ---------  ---------     ---------     ---------  ---------
THREE MONTHS ENDED APRIL 30, 1999
EXPLORATION AND PRODUCTION
Operations ........................................... $  46,749  $      --  $   2,310     $    (257)    $  23,626  $  21,152
Water well litigation provision reversal (Note 6) ....        --         --      9,000         9,000            --         --
                                                       ---------  ---------  ---------     ---------     ---------  ---------
                                                          46,749         --     11,310         8,743        23,626     21,152
                                                       ---------  ---------  ---------     ---------     ---------  ---------
GAS SERVICES
Natural gas processing ...............................    61,169     16,381      3,896         3,206           925      2,058
Natural gas gathering and marketing ..................    50,634     42,338      6,392         5,608         2,562      2,935
Other ................................................     1,404         --      1,207         1,127            27         71
                                                       ---------  ---------  ---------     ---------     ---------  ---------
                                                         113,207     58,719     11,495         9,941         3,514      5,064
                                                       ---------  ---------  ---------     ---------     ---------  ---------

CORPORATE ............................................        --         --         --        (2,148)(b)       592        107
                                                       ---------  ---------  ---------     ---------     ---------  ---------
                                                       $ 159,956  $  58,719  $  22,805     $  16,536     $  27,732  $  26,323
                                                       =========  =========  =========     =========     =========  =========

THREE MONTHS ENDED APRIL 30, 1998
EXPLORATION AND PRODUCTION
Operations ........................................... $  58,996  $      --  $   1,608     $  (1,362)    $  23,735  $  90,875
Water well litigation provision reversal (Note 6) ....        --         --      3,000         3,000            --         --
                                                       ---------  ---------  ---------     ---------     ---------  ---------
                                                          58,996         --      4,608         1,638        23,735     90,875
                                                       ---------  ---------  ---------     ---------     ---------  ---------
GAS SERVICES
Natural gas processing ...............................    67,658     21,023        935           100           961     14,460
Natural gas gathering and marketing ..................    42,742     58,497      9,210         8,223         2,893      8,093
Other ................................................     2,996         --      2,690         2,581            27        134
                                                       ---------  ---------  ---------     ---------     ---------  ---------
                                                         113,396     79,520     12,835        10,904         3,881     22,687
                                                       ---------  ---------  ---------     ---------     ---------  ---------

CORPORATE ............................................        --         --         --        (3,304)(b)       709        255
                                                       ---------  ---------  ---------     ---------     ---------  ---------
                                                       $ 172,392  $  79,520  $  17,443     $   9,238     $  28,325  $ 113,817
                                                       =========  =========  =========     =========     =========  =========

-------------------------------------------
(a)  On accrual basis, including exploratory expenses and acquisitions.
(b)  General corporate expenses.

      The Company's reported business segments are based on the organizational structure used by management to assess performance and make resource allocation decisions. The Company's three principal business segments are: exploration and production, natural gas processing, and gas gathering and marketing. Exploration and production segment operations include the exploration for and development and production of natural gas and oil. Natural gas processing segment operations include the extraction of natural gas liquids from natural gas processed at Company- and partnership-owned processing facilities. The gas gathering and marketing segment operates Company- and partnership-owned natural gas gathering systems and markets natural gas through purchase and resale transactions.


(8)   SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid totaled $9,225,000 and $8,438,000 during the three-month periods ended April 30, 1999 and 1998. Income tax refunds totaling $1,335,000 were collected during the three-month period ended April 30, 1999; income taxes paid during the comparable prior-year period totaled $3,554,000. There were no significant non-cash investing or financing activities during the three-month periods ended April 30, 1999 and 1998.

(9)   EARNINGS PER SHARE
The Company is required to make separate per-share computations for its Class A and Class B common stock since the shares are not convertible into each other and different per share cash dividends are paid on the separate classes. In these computations, differences between earnings from continuing operations and total dividends paid are apportioned between the classes on a pro rata per-share basis and then added to the respective dividends paid to each class of common stock. Accordingly, the differences in the per-share earnings amounts for Class A and Class B shares occur because of the dividend premium on the Class B shares. The following table sets forth basic and diluted earnings per share information for the three-month periods ended April 30, 1999 and 1998.

                                                               1999                       1998
                                                        ---------------------     ---------------------
                                                        Class A      Class B      Class A      Class B
                                                        --------     --------     --------     --------
From continuing operations ........................     $    .11     $    .12     $    .05     $    .05
Discontinued real estate operations -
    Adjustment to loss on sale ....................           --           --          .06          .07
                                                        --------     --------     --------     --------
Net earnings ......................................     $    .11     $    .12     $    .11     $    .12
                                                        =========    ========     ========     ========



      The basic and diluted per-share amounts were the same because the earnings amounts for the diluted computations were no different than the ones used in the basic computations, and - as shown in the table below - the dilutive effect of stock options did not significantly increase the weighted average shares outstanding. The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per-share computations for the three-month periods ended April 30, 1999 and 1998 (in thousands):

                                                               1999                       1998
                                                        ---------------------     ---------------------
                                                        Class A      Class B      Class A      Class B
                                                        --------     --------     --------     --------
Used in basic computations.............................   22,322       26,796       22,321       26,757
Dilutive effect of stock options.......................      -             20           18          383
                                                        --------     --------     --------     --------
Used in diluted computations...........................   22,322       26,816       22,339       27,140
                                                        ========     ========     ========     ========


Stock options covering 78,258 Class A and 1,678,735 Class B shares were excluded from these computations for the period ended April 30, 1999, because their effect would have been antidilutive; there were no antidilutive stock options for the period ended April 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
All statements included in this Form 10-Q, other than statements of historical fact, are forward-looking statements. These include, but are not limited to, strategies, goals and expectations set forth herein concerning exploration and production and gas services operations and the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil; the attainment of forecasted operating levels and reserve replacement; Year 2000 non-readiness of third parties of business importance to the Company; and unexpected changes in competitive and economic conditions, government regulations, technology and other factors.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. A downward trend in energy prices was the primary driver affecting the Company's financial results in fiscal 1999. This trend began reversing during fiscal 2000's first quarter. The following table shows the Company's average sales prices for the first quarter of fiscal 2000 and the prior three fiscal years:

                                                          Crude Oil and
                       Natural Gas (per Mcf)            Condensate (per Bbl)                NGLs (per Bbl)
                  ------------------------------  -------------------------------  --------------------------------
                   2000   1999    1998     1997    2000    1999    1998     1997    2000    1999     1998     1997
                  ------ ------  ------   ------  ------  ------  ------   ------  ------  ------   ------   ------
First quarter.... $1.84   $2.29    $2.23   $2.27  $12.56  $13.93  $19.99   $19.45  $10.68  $11.44   $13.46   $14.15
Second quarter...          2.25     2.24    2.40           12.33   18.48    20.28           10.22    12.76    13.62
Third quarter....          1.90     2.66    2.21           12.22   18.89    22.62            9.79    14.33    16.55
Fourth quarter...          1.99     2.71    3.65           10.25   17.02    23.39            9.27    12.93    19.97
Fiscal year......          2.11     2.47    2.64           12.18   18.50    21.50           10.23    13.38    16.13

During fiscal 1997's fourth quarter, prices rose to levels not seen in many years. Then after remaining relatively stable in fiscal 1998, they fell throughout fiscal 1999 to low points not seen for oil and NGLs since 1986. The depressed NGL prices, coupled with the relatively higher natural gas prices, caused the Company's normally very profitable gas processing activities to report segment operating losses for the second, third and fourth quarters of fiscal 1999. The depressed energy price environment led to fiscal 1999 fourth quarter impairments of certain oil and gas proved properties - primarily oil fields - and gas services assets.

      The Company's activities have consisted exclusively of energy operations since its sale of The Woodlands Corporation (TWC) in July 1997. While the Company's operating plans are not generally modified in response to normal volatility in energy prices, the downward price swings were so extreme in recent periods that they could not be ignored. Accordingly, after using a substantial portion of the TWC sales proceeds to grow its energy businesses early in fiscal 1999, the Company began to sharply curtail capital spending in the second half of the year and to take steps to reduce operating costs, including a personnel reduction program at year's end. These actions were taken to enhance the Company's profitability and to bring its cash outflows more in line with its price-dampened revenues and thereby mitigate the need for incremental borrowings going forward.

      The Company believes that it has positioned itself to operate in a low-energy-price environment. Even with its reduced capital budget, the Company expects to maintain its production volumes for natural gas and to replace the reserves it will produce in fiscal 2000. The nature of the Company's gas and oil properties allows it to quickly adjust its capital spending levels either upward or downward. With its large backlog of 1,000 undrilled well locations, the Company's drilling program can be quickly increased to add to its production capabilities.

      Oil prices began to improve late in the first quarter because of announced production cutbacks by several major oil producing countries, and NGL prices followed them upward as expected. The Company's May 1999 average sales prices for oil and NGLs were $15.29 and $12.52 per barrel, significantly above the first quarter's averages of $12.56 and $10.68. Natural gas prices began moving upward in April in response to production declines resulting from curtailed drilling activity in last year's second half. If the more favorable pricing environment holds - as current futures market prices indicate it will - the Company's earnings and cash flows for the second quarter and the rest of the year will be substantially above their first quarter levels.

CAPITAL AND EXPLORATORY EXPENDITURES. A comparison of the Company's fiscal 2000 budget for capital and exploratory expenditures and its actual first quarter spending follows (in millions):

                                                                             First
                                                            Annual          Quarter
                                                            Budget          Spending
                                                            ------          --------
      Exploration and production........................    $112.4          $   21.1
      Gas services......................................      21.0               5.1
      Corporate.........................................       2.8                .1
                                                            ------          --------
                                                            $136.2          $   26.3
                                                            ======          ========


      The Company's fiscal 2000 budget was set at $136.2 million, 32% below the $200.1 million spent in the prior year and roughly in line with the reduced spending pace adopted for fiscal 1999's last half. Of the exploration and production budget, approximately $75 million is planned for drilling primarily low-risk gas development wells. The gas services planned spending is limited almost exclusively to new well connections to maintain pipeline throughput and gathering system and processing plant improvement projects.

      First quarter capital spending was intentionally restrained to keep the Company's cash outflows in line with its inflows. However, in response to improving prices, another rig is being added in July to increase drilling in the North Texas area, and it is expected over the full year that the originally budgeted expenditures will be made. Further - as it normally does - the Company will review its capital spending plans at mid-year. If the improved environment for energy prices continues, the budget likely will be increased at that time to cover the addition of another rig or two in the second half.

FINANCING MATTERS. The parent company has a $250 million bank revolving credit facility and a $25 million bank money-market facility. Borrowings of $42.1 million were outstanding under these credit facilities at April 30, 1999. The Company funded its first quarter liquidity needs using cash inflows from operations and reduced its outstanding debt by $6.1 million. It intends at least in the near term to conduct its business in a similar manner.

      Of the Company's outstanding debt, $100 million of 8% senior notes mature on July 15, 1999. The Company has tentatively concluded that repayment of the maturing senior notes will be funded by borrowing under the bank revolving credit agreement. Since long-term interest rate spreads for energy independents are not attractive currently, this alternative is considerably less expensive than the sale of $100 million of senior notes. Also, $100 million is a relatively small size for a public note offering. The Company expects at a more appropriate time that it will issue additional senior notes to pay down its bank credit agreement borrowings.

NORTH TEXAS WATER WELL LITIGATION. See Note 6 of Notes to Unaudited Consolidated Financial Statements for information concerning this litigation and recoveries of defense costs under agreements with the Company's insurance carriers. Reimbursement agreements were reached with two additional carriers late in March 1999, which led to the recording of a $9 million provision reversal in April 1999. While negotiations continue with other carriers, the timing for completing any additional reimbursement agreements is currently uncertain.

DISCLOSURES ABOUT MARKET RISK. The Company's major market risk exposure involves prices for crude oil, natural gas and NGLs. Realized prices for these products are driven primarily by prevailing world crude oil and domestic natural gas markets. Such markets historically have been volatile (see the table on page 12, for example), and this is expected to continue. In general, a $1.00 change in the per-barrel price of oil, together with an equivalent change in the prices for natural gas and NGLs based on Btu content (16.7 cents for gas and 67 cents for NGLs), changes the Company's annual segment operating earnings and cash flows by approximately $23 million and its after-tax annual net earnings by almost $15 million.

      The Company has a "natural" hedge in that while it is a seller of natural gas, it also purchases natural gas in connection with its gas processing operations (such purchases equal approximately one-third of gas sales). Also, it infrequently enters into hedging activities to manage certain exposures to price fluctuations. The Company does not hold or issue derivative instruments for trading purposes. It had no open hedging positions at April 30, 1999, and its hedging activity during the last three years was not significant.

      The Company's interest rate risk exposure is minimal since approximately 90% of its outstanding debt at April 30, 1999 consisted of senior notes with fixed interest rates. Of these notes, $100 million mature in July 1999. As mentioned above, these notes likely will be refunded using floating-rate debt.

YEAR 2000 ISSUE. Like others, the Company is facing computer systems problems caused by the approaching turn of the century, which has been dubbed the "Year 2000 problem." In addition to affecting mainframe and mid-range computer systems, this problem potentially impacts computer chips integrated into security, plant automation and pipeline control systems. Beginning in late 1996, the Company conducted a study to determine the Year 2000 readiness of its mainframe and mid-range financial and operating systems and established a timetable for reprogramming, replacing and testing these systems to see that they properly recognize dates subsequent to December 31, 1999. The Company's schedule, which calls for these efforts to be substantially completed by July 31, 1999, is currently being met. Since this work is being accomplished principally by reallocating internal resources, this effort is not expected to significantly impact the Company's results of operations or cash flows. Through April 30, 1999, third party costs totaling $630,000 had been incurred in this regard out of total estimated costs of $800,000.

      During August 1998, the Company completed an inventory of embedded chips integrated into its security, plant automation and pipeline control systems. As part of this process, the Company ranked the facilities containing embedded chips in order of importance and contacted equipment vendors to determine the steps necessary to make the equipment in which they are installed capable of operating properly after December 31, 1999. Testing of the facilities categorized as important essentially has been completed, and needed upgrades are scheduled to be completed by October 31, 1999. Third party costs generally are not being incurred in connection with these efforts.

      Through communications with industry partners and others, the Company is also evaluating the risks presented by potential Year 2000 non-compliance of third parties. Since such risks vary substantially, companies are being contacted based on the estimated magnitude of the risk posed to the Company by their potential Year 2000 non-readiness. The Company is currently not aware of any situations where material disruptions of its business activities are likely because of the Year 2000 non-readiness of third parties.

      The timetable for the Company's planned completion of its own Year 2000 modifications and the estimated costs to accomplish this are management's best estimates. These assessments involve many assumptions concerning future events, including the continued availability of certain resources, particularly personnel able to locate, reprogram or replace, and test the Company's hardware and software in accordance with the Company's established schedule. There can be no guarantee that the Company's estimates will prove accurate, and actual results could differ significantly from the estimates. Finally, there can be no guarantee that the Year 2000 non-readiness of third parties of business importance to the Company will not adversely affect its operations in a future period. Although it is not currently aware of any such situations, the Company is developing contingency plans to alter business relationships in the event of such non-readiness.

OPERATING STATISTICS
Certain operating statistics (including proportional interests in equity partnerships, where applicable) for the three-month periods ended April 30, 1999 and 1998 follow:

                                                                              1999            1998
                                                                           ----------      ----------
              AVERAGE DAILY VOLUMES
              Natural gas sales (Mcf).....................................    243,900         246,400
              Crude oil and condensate sales (Bbls).......................      6,100           6,900
              Natural gas liquids produced (Bbls).........................     42,100          45,500
              Pipeline throughput (Mcf) ..................................    505,000         542,000

              AVERAGE SALES PRICES
              Natural gas (per Mcf)....................................... $     1.84      $     2.29
              Crude oil and condensate (per Bbl)..........................      12.56           13.93
              Natural gas liquids produced (per Bbl)......................      10.68           11.44


EARNINGS FROM CONTINUING OPERATIONS - THREE MONTHS ENDED APRIL 30, 1999 COMPARED WITH THREE MONTHS ENDED APRIL 30, 1998

Earnings from continuing operations for the three-month period ended April 30, 1999 - both before and after unusual items - are summarized in the table on the following page. Earnings from continuing operations for fiscal 2000's first quarter of $5.7 million were above the prior-year period's $2.3 million largely because of the recording of a larger reversal of previous water well litigation provisions ($9 million versus $3 million). Excluding the effects of unusual items in both years, first quarter earnings totaled $.1 million, versus $.4 million in the prior-year's comparable period. These amounts were essentially unchanged because Company-implemented cost reductions were sufficient to offset the impact of period-to-period declines in energy prices and average daily sales volumes.

      The following table and discussion identify and explain the major increases (decreases) in earnings from continuing operations for the three-month periods (in millions):

                                                                     Segment                       Earnings from Con-
                                                                Operating Earnings                 tinuing Operations
                                                              ----------------------               ------------------
                                                              Exploration                          Before
                                                                 and          Gas                  Income     After
                                                              Production    Services     Other*    Taxes       Tax
                                                              ----------    --------    -------    ------    --------
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEMS ....................  $      4.6    $   12.8    $ (13.8)   $  3.6    $    2.3
ELIMINATE IMPACT OF FISCAL 1999 UNUSUAL ITEM - Water
   well litigation provision reversal (see page 8) .........         3.0          --         --       3.0         1.9
                                                              ----------    --------    -------    ------    --------

FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEMS ...................         1.6        12.8      (13.8)       .6          .4
                                                              ----------    --------    -------    ------    --------
MAJOR INCREASES (DECREASES)
Lower natural gas sales price ..............................        (8.6)         --         --      (8.6)       (5.6)
Lower geological and geophysical expenses ..................         9.5          --         --       9.5         6.2
Lower natural gas sales volume .............................         (.9)         --         --       (.9)        (.6)
Lower oil and condensate sales price .......................         (.7)         --         --       (.7)        (.4)
Lower oil and condensate sales volume ......................         (.6)         --         --       (.6)        (.4)
Improved NGL margins .......................................          --         1.9         --       1.9         1.2
Gain from a partnership's fiscal 1999 sale
   of the Brooks-Hidalgo gathering system ..................          --        (3.5)        --      (3.5)       (2.3)
Personnel-reduction-related salary and benefits savings ....         1.2         1.3         .8       3.3         2.1
Performance unit expense accruals ..........................          .5          .2         .3       1.0          .7
Interest expense incurred ..................................          --          --       (1.4)     (1.4)        (.9)
Other, net .................................................          .3        (1.2)        .4       (.5)        (.3)
                                                              ----------    --------    -------    ------    --------
                                                                      .7        (1.3)        .1       (.5)        (.3)
                                                              ----------    --------    -------    ------    --------
FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEMS ...................         2.3        11.5      (13.7)       .1          .1
Water well litigation provision reversal (see page 8) ......         9.0          --         --       9.0         5.6
                                                              ----------    --------    -------    ------    --------
FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEMS ....................  $     11.3    $   11.5    $ (13.7)   $  9.1    $    5.7
                                                              ==========    ========    =======    ======    ========

------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exclusive of unusual items, exploration and production segment operating earnings of $2.3 million during fiscal 2000's first quarter were $.7 million higher than those of the comparable prior-year period because the favorable impact of lower geological and geophysical cost and operating expenses more than offset the negative impact of lower prices and volumes.

LOWER NATURAL GAS SALES PRICE ($8.6 MILLION DECREASE). During the first quarter of fiscal 2000, the Company's natural gas sales price averaged $1.84 per Mcf, $.45 (20%) below the prior period's $2.29, reducing operating earnings by $8.6 million.

LOWER GEOLOGICAL AND GEOPHYSICAL EXPENSES ($9.5 MILLION INCREASE). During the first quarter of fiscal 2000, geological and geophysical expenses totaled $1.5 million versus $11.0 million during the comparable prior-year period, improving operating earnings by $9.5 million. During the prior year's first quarter, the Company expended 51% of its $21.6 million geological and geophysical expense total for fiscal 1999. In contrast, the total fiscal 2000 budget for such expenses is only $9.7 million.

LOWER NATURAL GAS SALES VOLUME ($.9 MILLION DECREASE). Natural gas sales averaged 243.9 MMcf per day during fiscal 1999's first quarter, marginally lower than the 246.4 MMcf of the prior year's comparable period, reducing operating earnings by $.9 million. As previously indicated, the Company expects that its average natural gas production volume for the full year will approximate the fiscal 1999 level.

LOWER OIL AND CONDENSATE PRICE ($.7 MILLION DECREASE). The Company's sales price for oil and condensate averaged $12.56 per barrel during fiscal 1999's first three months, down from the prior period's $13.93, reducing operating earnings by $.7 million. Oil prices improved late in the recent quarter, and the Company's sales price averaged $15.03 during April 1999.

LOWER OIL AND CONDENSATE SALES VOLUME ($.6 MILLION DECREASE). First quarter production of oil and condensate declined 800 barrels per day (12%) to 6,100, reducing operating earnings by $.6 million. Production fell primarily because the Company curtailed the drilling of oil wells beginning in the last half of fiscal 1999 in response to extremely low prices for crude oil.


GAS SERVICES OVERVIEW
Gas services operating earnings declined $1.3 million (to $11.5 million) during the first three months of fiscal 2000. This occurred largely because there was not an item in the current period similar to the prior year's $3.5 million gain from a partnership's sale of the Brooks-Hidalgo gathering system. NGL production averaged 42,100 barrels per day in the fiscal 2000 period, down from 45,500 in the comparable prior-year period.

HIGHER NGL MARGINS ($1.9 MILLION INCREASE). The average price for NGLs produced during fiscal 2000's first quarter of $10.68 per barrel was 7% below the prior-year period's $11.44, reducing NGL revenues by $3.0 million. Because of the impact of the period's lower NGL and natural gas prices on producer payments, feedstock costs also fell, reducing production costs by $4.9 million and resulting in a net margin improvement of $1.9 million.


OTHER
PERSONNEL-REDUCTION-RELATED SALARY AND BENEFIT SAVINGS ($3.3 MILLION INCREASE). These savings resulted from the personnel reduction program implemented during fiscal 1999's fourth quarter. Primarily because some of the reductions did not occur until early in fiscal 2000, the year-to-year expense reductions will not exactly equal the $17 million annualized savings that resulted from the actions taken by the Company.

PERFORMANCE UNIT EXPENSE ACCRUALS ($1.0 MILLION INCREASE). In December 1997, the Company awarded performance units to mid-level managerial and professional employees. Holders of these units on March 31, 1999 received cash compensation equal to the closing price of the Company's Class B common stock on that date times the number of units awarded them. Compensation expense accruals - which totaled $.4 million during fiscal 2000's first quarter - were $1.0 million less than the accruals during the prior-year period.

INTEREST EXPENSE INCURRED ($1.4 MILLION DECREASE). Interest expense incurred rose $1.4 million during the first quarter of fiscal 2000 due to an increase in the average debt balance and the fees attributable to an ongoing program to securitize accounts receivable that was begun in fiscal 1999's fourth quarter.

                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

                 No exhibits are filed with this report.

      (b) No reports were filed on Form 8-K during the three-month period ended April 30, 1999.

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





                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                        -----------------------------------
                                                  (Registrant)




Dated: June 14, 1999                    By:  /s/ Philip S. Smith
                                           -------------------------------
                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27            Financial Data Schedule