Form 10-Q
period 1999-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1999-09-13
CIK 311995

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JULY 31, 1999

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


       Registrant's telephone number, including area code: (713) 377-5500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

             Shares of common stock outstanding at August 31, 1999:

                 Class A.........................    22,321,635
                 Class B.........................    26,795,622


===============================================================================

                                     INDEX

                                                                         Page
Part I - Financial Information                                          Number
                                                                        ------
       Item 1.  Financial Statements
          Representation...............................................   1

          Consolidated Balance Sheets..................................   2

          Unaudited Consolidated Statements of Earnings................   3

          Unaudited Consolidated Statement of Stockholders' Equity.....   4

          Unaudited Condensed Consolidated Statements of Cash Flows....   5

          Notes to Unaudited Consolidated Financial Statements.........   6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations.................  12


Part II - Other Information

       Item 1.  Legal Proceedings......................................  20

       Item 4.  Submission of Matters to Vote of Security Holders......  20

       Item 6.  Exhibits and Reports on Form 8-K.......................  20




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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (dollar amounts in thousands)



                                                                               JULY 31,      January 31,
                                                                                 1999           1999
                                                                              -----------    -----------
ASSETS                                                                        (unaudited)
CURRENT ASSETS
Cash and cash equivalents .................................................   $    19,157    $    20,300
Trade receivables .........................................................        40,561         34,078
Inventories ...............................................................        10,311         10,734
Income taxes receivable ...................................................         4,365          5,944
Other .....................................................................         6,869          8,576
                                                                              -----------    -----------
     Total current assets .................................................        81,263         79,632
                                                                              -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated
  depreciation, depletion and amortization of $1,452,921 and $1,450,685
Exploration and production
  Oil and gas properties ..................................................       672,552        683,946
  Support equipment and facilities ........................................        14,543         16,253
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing ..................................................       101,832        102,761
  Natural gas gathering ...................................................       135,027        145,488
  Other ...................................................................        81,185         79,678
Corporate .................................................................         4,702          5,612
                                                                              -----------    -----------
                                                                                1,009,841      1,033,738
                                                                              -----------    -----------


LONG-TERM INVESTMENTS AND OTHER ASSETS ....................................        34,166         33,106
                                                                              -----------    -----------
                                                                              $ 1,125,270    $ 1,146,476
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 4) .............................   $      --      $   100,000
Oil and gas proceeds payable ..............................................        77,181         68,658
Accounts payable ..........................................................        30,801         32,868
Accrued liabilities .......................................................        41,157         40,269
                                                                              -----------    -----------
     Total current liabilities ............................................       149,139        241,795
                                                                              -----------    -----------

LONG-TERM DEBT (Note 4) ...................................................       400,267        362,467
                                                                              -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .....................................................       139,916        130,069
Retirement obligations and other ..........................................        91,141         87,371
                                                                              -----------    -----------
                                                                                  231,057        217,440
                                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) .........         5,386          5,386
Additional paid-in capital ................................................       143,636        143,636
Retained earnings .........................................................       307,316        287,283
Other comprehensive loss ..................................................        (7,381)        (7,381)
Treasury stock, at cost ...................................................      (104,150)      (104,150)
                                                                              -----------    -----------
                                                                                  344,807        324,774
                                                                              -----------    -----------
                                                                              $ 1,125,270    $ 1,146,476
                                                                              ===========    ===========

  ------------------------------------------
  The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands except per-share amounts)


                                                                             Three Months               Six Months
                                                                             Ended July 31             Ended July 31
                                                                        ----------------------   -----------------------
                                                                           1999         1998        1999         1998
                                                                        ---------    ---------   ----------    ---------
REVENUES
Exploration and production (including a gain of $11,527
   from sale of Hell's Hole area properties in the 1999 periods) ...... $  74,107    $  58,921    $ 120,856    $ 117,917
Gas services ..........................................................   153,824      121,794      267,031      235,190
                                                                        ---------    ---------    ---------    ---------
                                                                          227,931      180,715      387,887      353,107
                                                                        ---------    ---------    ---------    ---------

OPERATING COSTS AND EXPENSES
Exploration and production (net of water well litigation
   provision reversals of none, $1,000, $9,000 and $4,000) (Note 6) ...    43,398       55,707       78,837      110,095
Gas services ..........................................................   131,045      117,120      232,757      217,681
                                                                        ---------    ---------    ---------    ---------
                                                                          174,443      172,827      311,594      327,776
                                                                        ---------    ---------    ---------    ---------

SEGMENT OPERATING EARNINGS (Note 7) ...................................    53,488        7,888       76,293       25,331
General and administrative expense ....................................     6,462        7,613       12,731       15,818
                                                                        ---------    ---------    ---------    ---------
TOTAL OPERATING EARNINGS ..............................................    47,026          275       63,562        9,513
                                                                        ---------    ---------    ---------    ---------

OTHER EXPENSE
Interest expense ......................................................     8,863        8,510       17,902       16,159
Interest income .......................................................       (68)        (118)        (108)        (736)
Other, net ............................................................    (2,437)      (1,247)      (4,003)      (2,661)
                                                                        ---------    ---------    ---------    ---------
                                                                            6,358        7,145       13,791       12,762
                                                                        ---------    ---------    ---------    ---------

EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES .....................................    40,668       (6,870)      49,771       (3,249)

INCOME TAXES (Note 5) .................................................    13,861       (2,622)      17,280       (1,296)
                                                                        ---------    ---------    ---------    ---------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS ............................    26,807       (4,248)      32,491       (1,953)

DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Adjustment to loss on sale, net of income taxes of $1,750 .............      --           --           --          3,250
                                                                        ---------    ---------    ---------    ---------

NET EARNINGS (LOSS) ...................................................    26,807    $  (4,248)   $  32,491    $   1,297
                                                                        =========    =========    =========    =========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note 9)
Class A - From continuing operations................................... $     .54    $    (.09)   $    .65     $    (.05)
           Net earnings................................................       .54         (.09)        .65           .01
Class B - From continuing operations...................................       .55         (.08)        .67          (.03)
           Net earnings................................................       .55         (.08)        .67           .04

AVERAGE COMMON SHARES OUTSTANDING (Basic) - Class A....................    22,322       22,321      22,322        22,321
                                            Class B....................    26,796       26,795      26,796        26,776

  ------------------------------------------
  The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31,1999
                         (dollar amounts in thousands)


                                                                                                    Other
                                                                         Additional                Compre-
                                                              Common      Paid-in    Retained      hensive      Treasury
DOLLAR AMOUNTS                                     Total       Stock      Capital    Earnings        Loss         Stock
--------------                                  ----------  ----------  -----------  --------     ---------    ---------
BALANCE, JANUARY 31, 1999 ...................   $ 324,774    $   5,386   $ 143,636   $ 287,283    $  (7,381)   $(104,150)

Net earnings ................................      32,491         --          --        32,491         --           --

Cash dividends (24 cents per share on Class A
   and 26.5 cents per share on Class B) .....     (12,458)        --          --       (12,458)        --           --
                                                ---------    ---------   ---------   ---------    ---------    ---------
BALANCE, JULY 31, 1999 ......................   $ 344,807    $   5,386   $ 143,636   $ 307,316    $  (7,381)   $(104,150)
                                                =========    =========   =========   =========    =========    =========


                       ================================





                                Common Stock Issued              Treasury Stock           Outstanding Shares
                             -------------------------      -----------------------    -------------------------
SHARE AMOUNTS                  Class A        Class B         Class A       Class B     Class A         Class B
-------------                -----------    ----------      ---------     ---------    ----------     ----------
BALANCE, JANUARY 31, 1999... 23,978,077     29,878,077      1,656,437     3,082,450    22,321,640     26,795,627

Other ......................         (5)            (5)          --            --              (5)            (5)
                             ----------     ----------      ---------     ---------    ----------     ----------
BALANCE, JULY 31, 1999 ..... 23,978,072     29,878,072      1,656,437     3,082,450    22,321,635     26,795,622
                             ==========     ==========      =========     =========    ==========     ==========


---------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                    Six Months Ended
                                                                                          July 31
                                                                                  ----------------------
                                                                                     1999         1998
                                                                                  ---------    ---------
OPERATING ACTIVITIES
Earnings from continuing operations ...........................................   $  32,491    $  (1,953)
Adjustments to reconcile earnings from continuing
   operations to cash provided by operating activities
      Depreciation, depletion and amortization ................................      54,737       58,135
      Exploration expenses (including exploratory well impairments) ...........       3,764       20,417
      Deferred income taxes ...................................................       9,847          304
      Distributions in excess of earnings of equity investees .................       3,348        9,179
      Gain from sale of Hell's Hole area properties ...........................     (11,527)        --
      Water well litigation provision reversals ...............................      (9,000)      (4,000)
      Other, net ..............................................................      (6,901)      (1,884)
                                                                                  ---------    ---------
                                                                                     76,759       80,198
      Changes in operating assets and liabilities .............................      17,605       (3,205)
                                                                                  ---------    ---------
      Cash provided by operating activities ...................................      94,364       76,993
                                                                                  ---------    ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis (including asset acquisitions of $80,916 in 1998) ...     (54,705)    (210,182)
   Adjustment to cash basis ...................................................      (3,484)      (4,200)
                                                                                  ---------    ---------
                                                                                    (58,189)    (214,382)
Property, plant and equipment sales proceeds ..................................      34,681         --
Other, net ....................................................................       2,976        1,656
                                                                                  ---------    ---------
      Cash used for investing activities ......................................     (20,532)    (212,726)
                                                                                  ---------    ---------

FINANCING ACTIVITIES
Proceeds from issuance of debt ................................................      37,800      120,000
Debt repayments ...............................................................    (100,000)     (60,000)
Cash dividends ................................................................     (12,458)     (12,452)
Treasury stock purchases ......................................................        --         (9,217)
Other .........................................................................        (317)       2,341
                                                                                  ---------    ---------
      Cash provided by (used for) financing activities ........................     (74,975)      40,672
                                                                                  ---------    ---------
DECREASE IN CASH AND CASH EQUIVALENTS
   FROM CONTINUING OPERATIONS .................................................      (1,143)     (95,061)

CASH PROVIDED BY DISCONTINUED OPERATIONS ......................................        --         12,927

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................................      20,300      105,309
                                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................   $  19,157    $  23,175
                                                                                  =========    =========

  ------------------------------------------
  The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999




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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the six-month periods ended July 31, 1999 and 1998.

      The Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The statement, which the Company must adopt for fiscal 2002, requires that all derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. While the Company's analysis of the potential impact of this statement has not been completed, its infrequent use of derivatives - particularly those which are not hedges - makes it unlikely that the adoption of this statement will have a significant impact on the Company's financial statements.


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

(3)   PARTNERSHIP INVESTMENTS

A summary of the Company's net investments in partnerships at July 31, 1999 and January 31, 1999 and its equity in their pretax earnings for the six-month periods ended July 31, 1999 and 1998 follows (in thousands):

                                                                            Equity in
                                                  Net Investment          Pretax  Earnings
                                               --------------------- ----------------------
                                     Percent   July 31,  January 31,   July 31,    July 31,
                                      Owned     1999       1999         1999         1998
                                     -------   -------   ----------- ---------     --------
NATURAL GAS PROCESSING
C&L Processors Partnership .....         50   $ 59,689   $ 60,130   $    903     $    361
U.P. Bryan Plant ...............         45      2,171      2,244      2,939          470
                                              --------   --------   --------     --------

                                                61,860     62,374      3,842          831
                                              --------   --------   --------     --------

GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services ..........         45        610        739        897        1,288
Ferguson-Burleson County
   Gas Gathering System ........         45     38,686     40,151      2,707        1,610
Louisiana Chalk Gathering System         50     16,869     17,346       (477)        (367)
Others .........................                   412        353         59        3,599*
                                              --------   --------   --------     --------

                                                56,577     58,589      3,186        6,130
                                              --------   --------   --------     --------

OTHER
Belvieu Environmental Fuels ....      33.33     50,061     47,660      2,401        3,891
Gulf Coast Fractionators .......      38.75     29,523     30,364        878        2,621
                                              --------   --------   --------     --------

                                                79,584     78,024      3,279        6,512
                                              --------   --------   --------     --------

                                              $198,021   $198,987   $ 10,307     $ 13,473
                                              ========   ========   ========     ========

--------------
*Includes $3,492 gain on a partnership's sale of the Brooks-Hidalgo gathering system.

The Company's net investment in each of these entities is reported as property, plant and equipment in the consolidated balance sheets and its equity in their pretax earnings is reported as revenues in the consolidated statements of earnings, each under the gas services caption.

      The table which follows provides summarized earnings information (on a 100% basis) for these entities for the three- and six-month periods ended July 31, 1999 and 1998 (in thousands):

                                                                             Three Months         Six Months
                                                                        --------------------  ---------------------
                                                                           1999       1998       1999       1998
                                                                        ---------  ---------  ---------   --------
Revenues .............................................................   $148,312   $142,443   $268,185   $274,192
Operating earnings ...................................................     17,993     16,151     32,280     29,133
Pretax earnings (before interest expense for those entities
   whose activities are funded by capital contributions
   of the owners).....................................................     16,693     11,548     24,839     20,409

(4)   LONG-TERM DEBT

At July 31, 1999, the Company's outstanding debt consisted of $314,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and borrowings of $80,000,000 under a $250,000,000 bank revolving credit facility and $6,000,000 under an uncommitted money market facility. During July 1999, the Company repaid $100,000,000 of maturing 8% senior notes using proceeds of borrowings under its revolving credit agreement and available cash.

      Any amounts then outstanding under the bank revolving credit facility are payable in July 2003. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $67,772,000 at July 31, 1999.


(5)   INCOME TAXES
Income taxes applicable to earnings from continuing operations for the six-month periods ended July 31, 1999 and 1998 consist of the following (in thousands):


                                                           1999         1998
                                                        ----------   ----------
              Current - Federal......................   $  7,317      $(1,757)
                        State........................        116          157
                                                        --------      -------

                                                           7,433       (1,600)
                                                        --------      -------


              Deferred - Federal.....................      8,787          864
                         State.......................      1,060         (560)
                                                        --------      -------

                                                           9,847          304
                                                        --------      -------

                                                         $17,280      $(1,296)
                                                         =======      =======

      Estimated annual tax rates of 34.7% and 39.9%, respectively, were used in computing the income tax provisions for the six-month periods ended July 31, 1999 and 1998. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of the benefit of Federal tax credits and the impact of state income taxes.


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

      In May 1997, in the Bailey case - which involved allegations similar to those in the Bartlett case - another jury in the Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups (and that most of their claims were time-barred by statutes of limitations, in any event). The court entered the judgment on July 15, 1997. After their motion for a new trial was denied, the plaintiffs appealed this decision to the Second Court of Appeals, which affirmed the trial court's decision on February 25, 1999. After their motion for a rehearing was overruled by the Court of Appeals, the plaintiffs filed a petition for review with the Supreme Court which denied that request on August 26, 1999.

      In three other cases involving allegations similar to those in the Bartlett case, judges in the Wise County court issued summary judgments in favor of the Company during January, April and July 1998. The plaintiffs appealed two of these judgments to the Second Court of Appeals, which affirmed the trial court's judgment in one of these cases on November 19, 1998 and in the other on January 7, 1999. Subsequently, the Texas Supreme Court denied the plaintiffs' petitions for review and motions for rehearing, and these cases are now over.

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

OTHER. The Company also is party to other claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of all such matters cannot be predicted with certainty, management expects that losses, if any, resulting from the ultimate resolution of the matters discussed in this paragraph will not result in charges that are material to the Company's financial position. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

      The Company holds a one-third interest in a partnership which owns a plant that manufactures a gasoline additive known as MTBE. In July 1999, a national advisory panel formed by the EPA recommended that the use of MTBE be reduced substantially, and several states have commenced reviews of the use of MTBE in gasoline. In March 1999 the governor of California ordered that the use of MTBE be phased out in that state over a four-year period, and in August 1999 a group of seven northeastern states took steps that would lead to the phase-out of MTBE usage over a three-year period. Restrictions on the use of MTBE could significantly impact future operations of the MTBE plant partially owned by the Company. However, that facility, which was built in the mid 1990s for approximately $225,000,000, was originally designed in a manner that allows it - with moderate expenditures - to be converted to the production of other products. It is not possible at this time to determine the ultimate impact, if any, of this matter on the Company's financial position or future results of operations.

(7)   SEGMENT INFORMATION

Selected industry segment data for the indicated periods follows (in thousands):

                                                                  Inter-     Segment      Total                Capital
                                                     Outside      segment    Operating  Operating               Expendi-
                                                     Revenues    Revenues    Earnings    Earnings     DD&A      tures(a)
                                                     --------    --------    ---------  ---------   --------- -----------
SIX MONTHS ENDED JULY 31, 1999
EXPLORATION AND PRODUCTION
Operations .......................................... $109,329   $   --     $ 21,492    $ 16,734    $ 46,705   $ 46,925
Gain from sale of Hell's Hole area properties .......   11,527       --       11,527      11,527        --         --
Water well litigation provision reversal (Note 6) ...     --         --        9,000       9,000        --         --
                                                      --------   --------   --------    --------    --------   --------
                                                       120,856       --       42,019      37,261      46,705     46,925
                                                      --------   --------   --------    --------    --------   --------

GAS SERVICES
Natural gas processing ..............................  145,933     38,038     16,283      14,897       1,832      2,687
Natural gas gathering and marketing .................  117,968     98,110     15,244      13,668       4,949      4,737
Other ...............................................    3,130       --        2,747       2,589          53        130
                                                      --------   --------   --------    --------    --------   --------
                                                       267,031    136,148     34,274      31,154       6,834      7,554
                                                      --------   --------   --------    --------    --------   --------

CORPORATE ...........................................     --         --         --        (4,853)(b)   1,198        226
                                                      --------   --------   --------    --------    --------   --------
                                                      $387,887   $136,148   $ 76,293    $ 63,562    $ 54,737   $ 54,705
                                                      ========   ========   ========    ========    ========   ========

SIX MONTHS ENDED JULY 31, 1998
EXPLORATION AND PRODUCTION
Operations .......................................... $117,917       --     $  3,822    $ (2,152)   $ 48,885   $176,826
Water well litigation provision reversal (Note 6) ...     --         --        4,000       4,000        --         --
                                                      --------   --------   --------    --------    --------   --------
                                                       117,917       --        7,822       1,848      48,885    176,826
                                                      --------   --------   --------    --------    --------   --------

GAS SERVICES
Natural gas processing ..............................  128,106     42,001     (1,569)     (3,187)      1,963     17,090
Natural gas gathering and marketing .................  100,572    119,826     13,161      11,244       5,805     14,362
Other ...............................................    6,512       --        5,917       5,715          53        600
                                                      --------   --------   --------    --------    --------   --------
                                                       235,190    161,827     17,509      13,772       7,821     32,052
                                                      --------   --------   --------    --------    --------   --------

CORPORATE ...........................................     --         --         --        (6,107)(b)   1,429      1,304
                                                      --------   --------   --------    --------    --------   --------
                                                      $353,107   $161,827   $ 25,331    $  9,513    $ 58,135   $210,182
                                                      ========   ========   ========    ========    ========   ========

THREE MONTHS ENDED JULY 31, 1999
EXPLORATION AND PRODUCTION
Operations .......................................... $ 62,580   $   --     $ 19,182    $ 16,991    $ 23,079   $ 25,773
Gain on sale of Hell's Hole properties ..............   11,527       --       11,527      11,527        --         --
                                                      --------   --------   --------    --------    --------   --------
                                                        74,107       --       30,709      28,518      23,079     25,773
                                                      --------   --------   --------    --------    --------   --------

GAS SERVICES
Natural gas processing ..............................   84,764     21,657     12,387      11,691         907        629
Natural gas gathering and marketing .................   67,334     55,772      8,852       8,060       2,387      1,802
Other ...............................................    1,726       --        1,540       1,462          26         59
                                                      --------   --------   --------    --------    --------   --------
                                                       153,824     77,429     22,779      21,213       3,320      2,490
                                                      --------   --------   --------    --------    --------   --------

CORPORATE ...........................................     --         --         --        (2,705)(b)     606        119
                                                      --------   --------   --------    --------    --------   --------
                                                      $227,931   $ 77,429   $ 53,488    $ 47,026    $ 27,005   $ 28,382
                                                      ========   ========   ========    ========    ========   ========

THREE MONTHS ENDED JULY 31, 1998
EXPLORATION AND PRODUCTION
Operations .......................................... $ 58,921   $   --     $  2,214    $   (790)   $ 25,150   $ 85,951
Water well litigation provision reversal (Note 6) ...     --         --        1,000       1,000        --         --
                                                      --------   --------   --------    --------    --------   --------
                                                        58,921       --        3,214         210      25,150     85,951
                                                      --------   --------   --------    --------    --------   --------

GAS SERVICES
Natural gas processing ..............................   60,448     20,978     (2,504)     (3,287)      1,002      2,630
Natural gas gathering and marketing .................   57,830     61,329      3,951       3,021       2,912      6,269
Other ...............................................    3,516       --        3,227       3,134          26        466
                                                      --------   --------   --------    --------    --------   --------
                                                       121,794     82,307      4,674       2,868       3,940      9,365
                                                      --------   --------   --------    --------    --------   --------

CORPORATE ...........................................     --         --         --        (2,803)(b)     720      1,049
                                                      --------   --------   --------    --------    --------   --------
                                                      $180,715   $ 82,307   $  7,888    $    275    $ 29,810   $ 96,365
                                                      ========   ========   ========    ========    ========   ========

---------------------
(a)  On accrual basis, including exploratory expenses and acquisitions.
(b)  General corporate expenses.

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

      During June 1999, the Company sold for cash all its oil and gas properties in the Hell's Hole and Park Mountain fields in Colorado and Utah, which consisted of 24,000 net leasehold acres with 36 producing wells and associated pipelines, gathering systems and production facilities. A pretax gain of $11,527,000 ($7,190,000 after tax) was recognized on this sale.


(8)   SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid totaled $16,791,000 and $16,002,000 during the six-month periods ended July 31, 1999 and 1998. Income taxes paid during those periods totaled none and $3,783,000. There were no significant non-cash investing or financing activities during the six-month periods ended July 31, 1999 and 1998.


(9)   EARNINGS PER SHARE

The Company is required to make separate per-share computations for its Class A and Class B common stock since the shares are not convertible into each other and different per share cash dividends are paid on the separate classes. In these computations, differences between earnings from continuing operations and total dividends paid are apportioned between the classes on a prorata per-share basis and then added to the respective dividends paid to each class of common stock. Accordingly, the differences in the per-share earnings amounts for Class A and Class B shares occur because of the dividend premium on the Class B shares. The following table sets forth basic and diluted earnings per share information for the three- and six-month periods ended July 31, 1999 and 1998.


                                                    Three Months                               Six Months
                                        --------------------------------------   --------------------------------------
                                               1999                1998                 1999               1998
                                        ------------------  ------------------   ------------------  ------------------
                                        Class A   Class B   Class A   Class B    Class A   Class B   Class A   Class B
                                        --------  --------  --------  --------   --------  --------  --------  --------
From continuing operations ..........   $   .54   $   .55   $  (.09)  $  (.08)   $   .65   $   .67   $  (.05)   $  (.03)
Discontinued real estate operations -
    Adjustment to loss on sale ......        --        --        --        --         --        --       .06        .07
                                        -------   -------   -------   -------    -------   -------   -------    -------
Net earnings ........................   $   .54   $   .55   $  (.09)  $  (.08)   $   .65   $   .67   $   .01    $   .04
                                        =======   =======   =======   =======    =======   =======   =======    =======



      The basic and diluted per-share amounts were the same because the earnings amounts for the diluted computations were no different than the ones used in the basic computations, and - as shown in the table below - the dilutive effect of stock options did not significantly increase the weighted average shares outstanding. The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per-share computations for the three- and six-month periods ended July 31, 1999 and 1998 (in thousands):

                                                    Three Months                               Six Months
                                        --------------------------------------   --------------------------------------
                                               1999                1998                 1999               1998
                                        ------------------  ------------------   ------------------  ------------------
                                        Class A   Class B   Class A   Class B    Class A   Class B   Class A   Class B
                                        --------  --------  --------  --------   --------  --------  --------  --------
Used in basic computations ...........   22,322    26,796    22,321    26,795     22,322    26,796    22,321    26,776
Dilutive effect of stock options .....       --       112        --        --         --        63        --        --
                                        -------   -------   -------   -------    -------   -------   -------    ------
Used in diluted computations .........   22,322    26,908    22,321    26,795     22,322    26,859    22,321    26,776
                                        =======   =======   =======   =======    =======   =======   =======    ======

Excluded from these computations because their effect would have been antidilutive were stock options covering 73,258 Class A and 1,649,375 Class B shares for the three- and six-month periods ended July 31, 1999 and 606,240 Class B shares for the six months ended July 31, 1998. There were no antidilutive stock options for the three-month period ended July 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. After being adversely impacted by unusually low prices for its products in fiscal 1999 and early this year, the Company's results for the second quarter of fiscal 2000 dramatically improved as energy prices rose. Also, contributing substantially to this improvement were sharp reductions in costs and expenses that resulted from a personnel reduction program implemented by the Company late last year and other cost-cutting strategies it employed.

While the Company's earnings and cash flows are affected by many things, fluctuating energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices during fiscal 2000's first half and for the three prior fiscal years.

                                                              Crude Oil and
                       Natural Gas (per Mcf)            Condensate (per Bbl)                NGLs (per Bbl)
                  ------------------------------  -------------------------------  --------------------------------
                   2000   1999    1998     1997    2000    1999    1998     1997    2000    1999     1998     1997
                  ------ ------  ------   ------  ------  ------  ------   ------  ------  ------   ------   ------
First quarter.... $1.84   $2.29    $2.23   $2.27  $12.56  $13.93  $19.99   $19.45  $10.68  $11.44   $13.46   $14.15
Second quarter...  2.40    2.25     2.24    2.40   16.44   12.33   18.48    20.28   13.33   10.22    12.76    13.62
Third quarter....          1.90     2.66    2.21           12.22   18.89    22.62            9.79    14.33    16.55
Fourth quarter...          1.99     2.71    3.65           10.25   17.02    23.39            9.27    12.93    19.97
Fiscal year......          2.11     2.47    2.64           12.18   18.50    21.50           10.23    13.38    16.13

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

      The Company's activities have consisted exclusively of energy operations since its sale of The Woodlands Corporation (TWC) in July 1997. While the Company's operating plans are not generally modified in response to normal volatility in energy prices, the downward price swings were so extreme during fiscal 1999's last half that they could not be ignored. Accordingly, after using a substantial portion of the TWC sales proceeds to grow its energy businesses early in fiscal 1999, the Company began to curtail capital spending and to take various steps to sharply reduce operating costs, including a personnel reduction program at year's end. These actions were taken to enhance the Company's profitability and to bring its cash outflows more in line with its price-dampened revenues and thereby mitigate the need for incremental borrowings going forward.

      The Company went into fiscal 2000 well-positioned to operate in a low-energy-price environment and conducted its activities on that basis throughout the first half of the year. Capital spending was intentionally deferred causing natural gas production levels to cease their growth and to fall somewhat. The nature of the Company's properties and its large backlog of undrilled well locations make it possible for development drilling activity and capital spending levels to be quickly raised or lowered. As the outlook for energy prices improved in the first half, the Company began taking steps to substantially increase its development drilling and well recompletion programs during the last half of fiscal 2000. As a result, it is expected that the Company's natural gas production will be restored to the 250,000 Mcf per day range by the end of this fiscal year.

CAPITAL AND EXPLORATORY EXPENDITURES. A comparison of the Company's original and revised budgets for fiscal 2000 capital and exploratory expenditures follows (in millions):

                                                                                  Revised Budget
                                                                      -------------------------------------
                                                                       First         Second
                                                         Original       Half          Half
                                                          Budget       Actual        Estimate        Total
                                                         --------     --------      ---------       -------
      Exploration and production.......................    $112.4        $46.9        $ 90.9         $137.8
      Gas services.....................................      21.0          7.6          18.7           26.3
      Corporate........................................       2.8           .2           2.6            2.8
                                                           ------       ------        ------         ------
                                                           $136.2       $ 54.7        $112.2         $166.9
                                                           ======       ======        ======         ======

      The Company's fiscal 2000 budget was set at $136.2 million, 32% below the $200.1 million spent in the prior year and roughly in line with the reduced spending pace adopted for fiscal 1999's last half. During much of the first half, capital spending was intentionally restrained to keep the Company's cash outflows in line with its inflows. However, in response to improving prices, steps began to be taken late in the period to increase activity. As a result of this and other planned actions, second half spending will be substantially increased as shown in the table above. The exploration and production expenditures are being directed toward accelerated drilling of development wells and well recompletions that will add to the Company's natural gas production late this year and next.

      In gas services, the planned second half spending includes substantial improvements involving the Bridgeport gas processing plant and the North Texas gathering system. Also, many relatively small projects are planned that should add to the throughput and production volumes of the Company's pipelines and gas processing plants. With the improved outlook for NGL margins, completion of the planned capital projects and the expected acquisition of full ownership in the now 50%-owned Jameson plant, the Company's average fourth quarter NGL production volume could exceed 50,000 barrels per day.

FINANCING MATTERS. The parent company has a $250 million bank revolving credit facility and a $25 million bank money-market facility. At July 31, 1999, borrowings of $86 million were outstanding under these facilities. The Company funded its first half liquidity needs using cash inflows from operations and proceeds from nonstrategic asset sales and reduced its outstanding debt by $62.2 million. The Company expects that its cash inflows and outflows will be essentially balanced in the second half of fiscal 2000, even with that period's sharply higher capital spending.

      The Company retired $100 million of 8% senior notes that matured on July 15, 1999 using borrowings under its revolving credit facility and available cash. While the Company has no immediate plans to issue additional senior notes, it has the ability to do so should business opportunities arise requiring funding in excess of that which is currently available under the Company's bank credit facilities.

NORTH TEXAS WATER WELL LITIGATION. See Note 6 of Notes to Unaudited Consolidated Financial Statements for information concerning this litigation and recoveries of defense costs under agreements with the Company's insurance carriers. Reimbursement agreements were reached with two additional carriers late in March 1999, which led to the recording of a $9 million provision reversal in April 1999. Negotiations continue with other carriers, and it is expected that an additional agreement or two will be executed during the third quarter.

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

      The Company has a "natural" hedge in that while it is a seller of natural gas, it also purchases natural gas in connection with its gas processing operations (such purchases equal approximately one-third of gas sales). Largely because of this hedge, the Company only infrequently enters into hedging activities to manage its exposure to price fluctuations. The Company does not hold or issue derivative instruments for trading purposes. It had no open hedging positions at July 31, 1999, and its hedging activity during the last three years was not significant.

      The Company's exposure to changing interest rates is limited since almost 80% of its outstanding debt at July 31, 1999 consisted of senior notes with fixed interest rates.

YEAR 2000 ISSUE. Like others, the Company is facing computer systems problems caused by the approaching turn of the century, which has been dubbed the "Year 2000 problem." In addition to affecting mainframe and mid-range computer systems, this problem potentially impacts computer chips integrated into security, plant automation and pipeline control systems. Beginning in late 1996, the Company conducted a study to determine the Year 2000 readiness of its mainframe and mid-range financial and operating systems and established a timetable for reprogramming, replacing and testing these systems to see that they properly recognize dates subsequent to December 31, 1999. This work now has been substantially completed. Since this work was accomplished principally by reallocating internal resources, the Company did not incur incremental costs that significantly impacted its results of operations or cash flows. Through July 31, 1999, third party costs totaling $670,000 had been incurred in this regard out of total estimated costs of less than $800,000.

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

      The timetable for the Company's planned completion of its own Year 2000 modifications and the estimated costs to accomplish this are management's best estimates. These assessments involve many assumptions concerning future events, including the continued availability of certain resources, particularly personnel able to locate, reprogram or replace, and test the Company's hardware and software in accordance with the Company's established schedule. There can be no guarantee that the Company's estimates will prove accurate, and actual results could differ significantly from the estimates. Finally, there can be no guarantee that the Year 2000 nonreadiness of third parties of business importance to the Company will not adversely affect its operations in a future period. Although it is not currently aware of any such situations, the Company is developing contingency plans to alter business relationships in the event of such non-readiness.

OPERATING STATISTICS

Certain operating statistics (including proportional interests in equity partnerships, where applicable) for the three- and six-month periods ended July 31, 1999 and 1998 follow:

                                                                Three Months                  Six Months
                                                          ------------------------    ------------------------
                                                             1999          1998          1999         1998
                                                          ----------    ----------    ----------   ----------
      AVERAGE DAILY VOLUMES
      Natural gas sales (Mcf)...........................   236,900       245,200        240,300      245,800
      Crude oil and condensate sales (Bbls).............     5,700         6,600          5,900        6,800
      Natural gas liquids produced (Bbls)...............    43,500        40,800         42,800       43,100
      Pipeline throughput (Mcf) ........................   518,000       565,000        512,000      554,000

      AVERAGE SALES PRICES
      Natural gas (per Mcf).............................   $  2.40       $  2.25        $  2.12      $  2.27
      Crude oil and condensate (per Bbl)................     16.44         12.33          14.47        13.13
      Natural gas liquids produced (per Bbl)............     13.33         10.22          12.05        10.85


EARNINGS FROM CONTINUING OPERATIONS - SIX MONTHS ENDED JULY 31, 1999 COMPARED WITH SIX MONTHS ENDED JULY 31, 1998

Earnings from continuing operations for the six-month periods ended July 31, 1999 and 1998 - both before and after unusual items - are summarized in the table on the following page. Earnings from continuing operations for fiscal 2000's first half totaled $32.5 million, which compares with a loss of $1.9 million during the comparable prior-year period. Exclusive of unusual items, fiscal 2000 after-tax earnings totaled $19.7 million compared with the prior-year period's loss of $4.4 million. Substantially reduced geological and geophysical expenses, price-related improvements in NGL margins and sharp reductions in personnel and other operating costs were the principal reasons for the substantial year-to-year earnings improvement.

      The following table and discussion identify and explain the major increases (decreases) in earnings from continuing operations for the six-month periods (in millions):

                                                                   Segment                 Earnings from Con-
                                                              Operating Earnings           tinuing Operations
                                                             --------------------          ------------------
                                                             Exploration                    Before
                                                                 and      Gas               Income   After
                                                             Production Services  Other*    Taxes    Tax
                                                             ---------- -------- --------  --------  -------
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEMS .....................   $ 7.8    $17.5   $(28.6)   $(3.3)   $(1.9)
ELIMINATE IMPACT OF FISCAL 1999 UNUSUAL ITEM -
   Water well litigation provision reversals (see page 9) ...    (4.0)     --       --      (4.0)    (2.5)
                                                                -----    -----   ------    -----    -----

FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEMS ....................     3.8     17.5    (28.6)    (7.3)    (4.4)
                                                                -----    -----   ------    -----    -----
MAJOR INCREASES (DECREASES)
Reduced geological and geophysical expenses .................    14.4      --       --      14.4      9.4
Lower natural gas sales price ...............................    (4.8)     --       --      (4.8)    (3.1)
Lower natural gas sales volume ..............................    (2.3)     --       --      (2.3)    (1.5)
Higher oil and condensate sales price .......................     1.4      --       --       1.4       .9
Lower oil and condensate sales volume .......................    (1.1)     --       --      (1.1)     (.7)
Decreased exploratory well impairments ($.9 versus $3.2) ....     2.3      --       --       2.3      1.5
Improved NGL margins ........................................     --       9.2      --       9.2      6.0
Increased NGL marketing earnings ............................     --       2.2      --       2.2      1.4
Reduced operating expenses
   Salary and benefits savings from personnel reductions ....     2.7      2.8      1.6      7.1      4.6
   Lower repairs and maintenance and other ..................     3.9      2.9      --       6.8      4.4
Performance unit expense accruals ...........................      .7       .3       .4      1.4       .9
Fidelity insurance proceeds .................................     --       --       1.8      1.8      1.2
Interest expense incurred ...................................     --       --      (1.7)    (1.7)    (1.1)
Other, net ..................................................      .5      (.6)     --       (.1)      .2
                                                                -----    -----   ------    -----    -----

                                                                 17.7     16.8      2.1     36.6     24.1
                                                                -----    -----   ------    -----    -----

FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEMS ....................    21.5     34.3    (26.5)    29.3     19.7
                                                                -----    -----   ------    -----    -----

Gain from sale of Hell's Hole
   area properties (see page 11) ............................    11.5      --       --      11.5      7.2
Water well litigation provision reversal (see page 9) .......     9.0      --       --       9.0      5.6
                                                                -----    -----   ------    -----    -----
                                                                 20.5      --       --      20.5     12.8
                                                                -----    -----   ------    -----    -----

FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEMS .....................   $42.0    $34.3   $(26.5)   $49.8    $32.5
                                                                =====    =====   ======    =====    =====

-----------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $21.5 million during fiscal 2000's first six months were $17.7 million higher than those of the comparable prior-year period as sharp reductions in geological and geophysical expenses and personnel costs and other operating expenses more than offset the negative impact of year-to-year declines in production volumes and natural gas prices.

LOWER GEOLOGICAL AND GEOPHYSICAL EXPENSES ($14.4 MILLION INCREASE). During the first six months of fiscal 2000, geological and geophysical expenses totaled $2.9 million versus $17.3 million during the comparable prior-year period, improving operating earnings by $14.4 million. During the prior year's first six months, the Company undertook an aggressive 3-D seismic program which was not repeated in fiscal 2000.

LOWER NATURAL GAS SALES PRICE ($4.8 MILLION DECREASE). During the first half of fiscal 2000, the Company's natural gas sales price averaged $2.12 per Mcf, $.15 (7%) below the prior period's $2.27, reducing operating earnings by $4.8 million. As shown on the table on page 12, natural gas prices were substantially higher during fiscal 2000's second quarter, averaging $2.40 per Mcf.

LOWER NATURAL GAS SALES VOLUME ($2.3 MILLION DECREASE). Natural gas sales averaged 240.3 MMcf per day during fiscal 2000's first half, marginally lower than the 245.8 MMcf of the comparable prior-year period, reducing operating earnings by $2.3 million.

HIGHER OIL AND CONDENSATE PRICE ($1.4 MILLION INCREASE). The Company's sales price for oil and condensate averaged $14.47 per barrel during fiscal 1999's first half, up $1.34 from the prior period's $13.13, increasing operating earnings by $1.4 million.

LOWER OIL AND CONDENSATE SALES VOLUME ($1.1 MILLION DECREASE). First half production of oil and condensate declined 900 barrels per day (13%) to 5,900, reducing operating earnings by $1.1 million. Production fell primarily because of curtailed drilling of oil wells beginning in the last half of fiscal 1999 in response to extremely low prices for crude oil.

GAS SERVICES OVERVIEW

Gas services operating earnings rose $16.8 million (to $34.3 million) during the first six months of fiscal 2000 principally due to price-related improvements in gas processing margins and to reductions in personnel costs and other operating expenses.

IMPROVED NGL MARGINS ($9.2 MILLION INCREASE). The average price for NGLs produced during fiscal 2000's first six months of $12.05 per barrel was 11% above the prior-year period's $10.85, improving NGL revenues by $9.2 million. Production costs were flat, resulting in a net margin improvement of $9.2 million. Year-to-year, overall costs were essentially unchanged because the impact of the current period's higher NGL prices on pro ducer payments was offset by reduced gas shrinkage costs due to the period's lower natural gas prices and reductions in transportation and fractionation costs resulting from actions taken by the Company late in fiscal 1999.

INCREASED NGL MARKETING EARNINGS ($2.2 MILLION INCREASE). Because of the time increment between the production of NGLs and the sale of fractionated products, NGL marketing operations generally benefit from rising product prices. The steady increase in these prices during the first half of the current year, compared with declines over the same period last year, caused a year-to-year increase in marketing earnings

OTHER

PERSONNEL-REDUCTION-RELATED SALARY AND BENEFIT SAVINGS ($7.1 MILLION INCREASE). These savings resulted from a personnel reduction program implemented during fiscal 1999's fourth quarter.

PERFORMANCE UNIT EXPENSE ACCRUALS ($1.4 MILLION INCREASE). In December 1997, the Company awarded performance units to mid-level managerial and professional employees. Holders of these units on March 31, 1999 received cash compensation equal to the closing price of the Company's Class B common stock on that date times the number of units awarded them. Compensation expense accruals - which totaled $.4 million during fiscal 2000 - were $1.4 million less than the accruals during the first six months of the prior year.

FIDELITY INSURANCE PROCEEDS ($1.8 MILLION INCREASE). During the second quarter of fiscal 2000, the Company collected $1.8 million of fidelity insurance proceeds that related to losses incurred over a several-year period that ended in 1993.

INTEREST EXPENSE INCURRED ($1.7 MILLION DECREASE). Interest expense incurred rose $1.7 million during the first half of fiscal 2000 due to an increase in the average debt balance and fees attributable to an ongoing program to securitize accounts receivable that was begun in fiscal 1999's fourth quarter.

EARNINGS FROM CONTINUING OPERATIONS - THREE MONTHS ENDED JULY 31, 1999 COMPARED WITH THREE MONTHS ENDED JULY 31, 1998

Earnings from continuing operations for the three-month periods ended July 31, 1999 and 1998 - both before and after unusual items - are summarized in the table which follows. Earnings from continuing operations for fiscal 2000's second quarter totaled $26.8 million, which compares with a loss of $4.2 million in the comparable prior-year period. Excluding the effects of unusual items in both years, the current quarter's earnings totaled $19.6 million, versus the prior-year period's loss of $4.8 million. The quarter-to-quarter improvement was largely due to the factors discussed on page 15 coupled with a period-to-period increase in natural gas sales prices.

      The following table and discussion identify and explain the major increases (decreases) in earnings from continuing operations for the three-month periods (in millions):


                                                                        Segment                             Earnings from Con-
                                                                   Operating Earnings                       tinuing Operations
                                                                -----------------------                   ----------------------
                                                                Exploration                                Before
                                                                   and           Gas                       Income        After
                                                                Production     Services      Other*        Taxes          Tax
                                                                ----------     --------     --------      --------      --------
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEMS ....................     $    3.2      $    4.7     $  (14.8)     $   (6.9)     $   (4.2)
ELIMINATE IMPACT OF FISCAL 1999 UNUSUAL ITEM - Water
   well litigation provision reversal (see page 9) .........         (1.0)           --           --          (1.0)          (.6)
                                                                 --------      --------     --------      --------      --------

FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEMS ...................          2.2           4.7        (14.8)         (7.9)         (4.8)
                                                                 --------      --------     --------      --------      --------
MAJOR INCREASES (DECREASES)
Lower geological and geophysical expenses ..................          4.9            --           --           4.9           3.2
Higher natural gas sales price .............................          3.8            --           --           3.8           2.5
Lower natural gas sales volume .............................         (1.4)           --           --          (1.4)          (.9)
Higher oil and condensate sales price ......................          1.4            --           --           1.4            .9
Decreased exploratory well impairments ($.1 versus $2.7) ...          2.6            --           --           2.6           1.7
Improved NGL margins .......................................           --           6.1           --           6.1           4.0
Higher NGL production volume ...............................           --            .6           --            .6            .4
Increased NGL marketing earnings (see page 17) .............           --           2.3           --           2.3           1.5
Price-related increases in pipeline margins ................           --           1.6           --           1.6           1.0
Reduced operating expenses
   Salary and benefits savings from personnel reductions ...          1.5           1.5           .9           3.9           2.5
   Lower repairs and maintenance and other .................          2.2           1.9           --           4.1           2.6
Fiscal 2000 gains on compressor sales ......................           --           1.8           --           1.8           1.2
Fidelity insurance proceeds (see page 17) ..................           --            --          1.8           1.8           1.2
Other, net .................................................          2.0           2.3          (.7)          3.6           2.6
                                                                 --------      --------     --------      --------      --------
                                                                     17.0          18.1          2.0          37.1          24.4
                                                                 --------      --------     --------      --------      --------
FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEMS ...................         19.2          22.8        (12.8)         29.2          19.6
Gain from sale of Hell's Hole
   area properties (see page 11) ...........................         11.5            --           --          11.5           7.2
                                                                 --------      --------     --------      --------      --------
FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEMS ....................     $   30.7      $   22.8     $  (12.8)     $   40.7      $   26.8
                                                                 ========      ========     ========      ========      ========


--------------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $19.2 million during fiscal 2000's second quarter were $17.0 million higher than those of the comparable prior-year period because of higher natural gas prices, reductions in geological and geophysical expenses and payroll and other operating expenses and reduced exploratory well impairments.

LOWER GEOLOGICAL AND GEOPHYSICAL EXPENSES ($4.9 MILLION INCREASE). For the reasons discussed on page 16, geological and geophysical expenses during the second quarter of fiscal 2000 of $1.3 million were well below the $6.2 million of the comparable prior-year period, improving operating earnings by $4.9 million.

HIGHER NATURAL GAS SALES PRICE ($3.8 MILLION INCREASE). During fiscal 2000's second quarter, the Company's natural gas sales price averaged $2.40 per Mcf, $.15 (7%) above the prior-year period's $2.25, increasing operating earnings by $3.8 million.

LOWER NATURAL GAS SALES VOLUME ($1.4 MILLION DECREASE). Largely because of curtailed drilling activity, natural gas sales averaged 236.9 MMcf per day during fiscal 2000's second quarter, 8.3 MMcf (3%) below the 245.2 MMcf of the prior year's comparable period, reducing operating earnings by $1.4 million.

HIGHER OIL AND CONDENSATE PRICE ($1.4 MILLION INCREASE). The Company's sales price for oil and condensate averaged $16.44 per barrel during fiscal 2000's second quarter, up from the prior period's $12.33, increasing operating earnings by $1.4 million.

GAS SERVICES OVERVIEW
Gas services operating earnings increased $18.1 million to $22.8 million during the second quarter of fiscal 2000. This occurred largely because of price-related improvements in gas processing and pipeline margins and reductions in personnel and other operating expenses.

IMPROVED NGL MARGINS ($6.1 MILLION INCREASE). The average price for NGLs produced during fiscal 2000's second quarter of $13.33 per barrel was 30% above the prior-year period's $10.22, increasing NGL revenues by $11.5 million. Because of the impact of the period's higher NGL and natural gas prices on producer payments, feedstock costs were also higher, increasing production costs by $5.4 million. The net margin improvement was $6.1 million.

HIGHER NGL PRODUCTION VOLUME ($.6 MILLION INCREASE). NGL production averaged 43,500 barrels per day during fiscal 2000's second quarter, 2,700 barrels (7%) higher than in the comparable period of the prior year, increasing operating earnings by $.6 million.

FISCAL 2000 GAINS ON COMPRESSOR SALES ($1.8 MILLION INCREASE). During the second quarter of fiscal 2000, the Company sold to third parties certain compression equipment for $8.7 million in cash. Gains on these sales totaled $1.8 million.

                           Part II - Other Information


ITEM 1. LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of Mitchell Energy & Development Corp. was held on June 30, 1999 for the purpose of electing a Board of 11 directors and to consider and act upon proposals to adopt the Company's 1999 Stock Option Plan and the appointment of independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitations. Each of the nominees for the Board of Directors was elected by the Class A common stockholders with no nominee receiving fewer than 20,479,508 votes.

      Stockholders approved the adoption of the Company's 1999 Stock Option Plan. The vote was as follows:

                                                                                           Per-
                                                                           Number          cent
                                                                         ----------        -----
                    Shares voted "for"................................   17,441,357        81.70
                    Shares voted "against"............................    2,018,643         9.46
                    Shares abstaining.................................      203,130          .95
                    Broker non votes..................................    1,684,056         7.89

      Stockholders also approved the appointment of Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 2000. The vote was as follows:

                                                                                           Per-
                                                                           Number          cent
                                                                         ----------        -----
                    Shares voted "for"................................   21,330,285        99.92
                    Shares voted "against"............................       11,808          .06
                    Shares abstaining.................................        5,093          .02


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a)     Exhibits

                 No exhibits are filed with this report.

      (b) No reports were filed on Form 8-K during the six-month period ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 MITCHELL ENERGY & DEVELOPMENT CORP.
                                          (Registrant)




Dated: September 13, 1999        By        /s/ Philip S. Smith
                                 ---------------------------------------
                                 Philip S. Smith
                                 Senior Vice President - Administration
                                 and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
  27                          Financial Data Schedule