Form 10-Q
period 1999-10-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 1999-12-06
CIK 311995

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

                     FOR THE QUARTER ENDED OCTOBER 31, 1999

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


          Shares of common stock outstanding at November 30, 1999:

                Class A.........................    22,321,635
                Class B.........................    26,795,622


================================================================================

                                      INDEX



                                                                                                             Page
Part I - Financial Information                                                                              Number
                                                                                                            ------

       Item 1.  Financial Statements

          Representation...............................................................................        1

          Consolidated Balance Sheets..................................................................        2

          Unaudited Consolidated Statements of Earnings................................................        3

          Unaudited Consolidated Statement of Stockholders' Equity.....................................        4

          Unaudited Condensed Consolidated Statements of Cash Flows....................................        5

          Notes to Unaudited Consolidated Financial Statements.........................................        6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations.................................................       12


Part II - Other Information

       Item 1.  Legal Proceedings......................................................................       20

       Item 6.  Exhibits and Reports on Form 8-K.......................................................       20




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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)



                                                                                      OCTOBER 31,        January 31,
                                                                                          1999               1999
                                                                                      ------------       ------------
ASSETS                                                                                (unaudited)
CURRENT ASSETS
Cash and cash equivalents ......................................................      $     20,575       $     20,300
Trade receivables ..............................................................            36,554             34,078
Inventories ....................................................................            11,162             10,734
Income taxes receivable ........................................................              --                5,944
Other ..........................................................................             7,796              8,576
                                                                                      ------------       ------------
     Total current assets ......................................................            76,087             79,632
                                                                                      ------------       ------------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,476,706 and $1,450,685
Exploration and production
  Oil and gas properties .......................................................           684,685            683,946
  Support equipment and facilities .............................................            13,751             16,253
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing .......................................................           104,166            102,761
  Natural gas gathering ........................................................           153,379            145,488
  Other ........................................................................            83,808             79,678
Corporate ......................................................................             4,139              5,612
                                                                                      ------------       ------------
                                                                                         1,043,928          1,033,738
                                                                                      ------------       ------------

LONG-TERM INVESTMENTS AND OTHER ASSETS .........................................            32,354             33,106
                                                                                      ------------       ------------
                                                                                      $  1,152,369       $  1,146,476
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 4) ..................................      $       --         $    100,000
Oil and gas proceeds payable ...................................................            78,972             68,658
Accounts payable ...............................................................            31,952             32,868
Accrued liabilities ............................................................            38,845             40,269
                                                                                      ------------       ------------
     Total current liabilities .................................................           149,769            241,795
                                                                                      ------------       ------------

LONG-TERM DEBT (Note 4) ........................................................           394,267            362,467
                                                                                      ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ..........................................................           150,335            130,069
Retirement obligations and other ...............................................            89,962             87,371
                                                                                      ------------       ------------
                                                                                           240,297            217,440
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) ..............             5,386              5,386
Additional paid-in capital .....................................................           143,636            143,636
Retained earnings ..............................................................           330,545            287,283
Other comprehensive loss .......................................................            (7,381)            (7,381)
Treasury stock, at cost ........................................................          (104,150)          (104,150)
                                                                                      ------------       ------------
                                                                                           368,036            324,774
                                                                                      ------------       ------------
                                                                                      $  1,152,369       $  1,146,476
                                                                                      ============       ============

--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)



                                                                                    Three Months              Nine Months
                                                                                  Ended October 31          Ended October 31
                                                                                ---------------------     --------------------
                                                                                  1999         1998         1999        1998
                                                                                --------     --------     --------    --------
REVENUES
Exploration and production (including a gain of $11,527
   from sale of Hell's Hole area properties in 1999's nine-month period) ...    $ 74,943     $ 51,718     $195,799    $169,635
Gas services ...............................................................     190,692      123,616      457,723     358,806
                                                                                --------     --------     --------    --------
                                                                                 265,635      175,334      653,522     528,441
                                                                                --------     --------     --------    --------

OPERATING COSTS AND EXPENSES
Exploration and production (net of water well litigation
   provision reversals of $5,000, none, $14,000 and $4,000) (Note 6) .......      40,222       50,759      119,059     160,854
Gas services ...............................................................     163,046      114,980      395,803     332,661
                                                                                --------     --------     --------    --------
                                                                                 203,268      165,739      514,862     493,515
                                                                                --------     --------     --------    --------

SEGMENT OPERATING EARNINGS (Note 7) ........................................      62,367        9,595      138,660      34,926
General and administrative expense .........................................       7,707        7,493       20,438      23,311
                                                                                --------     --------     --------    --------
TOTAL OPERATING EARNINGS ...................................................      54,660        2,102      118,222      11,615
                                                                                --------     --------     --------    --------

OTHER EXPENSE
Interest expense ...........................................................       8,075        9,336       25,977      25,495
Interest income ............................................................         (72)        (100)        (180)       (836)
Other, net .................................................................         960         (834)      (3,043)     (3,495)
                                                                                --------     --------     --------    --------
                                                                                   8,963        8,402       22,754      21,164
                                                                                --------     --------     --------    --------

EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES ..........................................      45,697       (6,300)      95,468      (9,549)

INCOME TAXES (Note 5) ......................................................      16,239       (2,584)      33,519      (3,880)
                                                                                --------     --------     --------    --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS .................................      29,458       (3,716)      61,949      (5,669)

DISCONTINUED REAL ESTATE OPERATIONS (Note 2)
Adjustment to loss on sale, net of income taxes of $1,750 ..................        --           --           --         3,250
                                                                                --------     --------     --------    --------
NET EARNINGS (LOSS) ........................................................    $ 29,458     $ (3,716)    $ 61,949    $ (2,419)
                                                                                ========     ========     ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Note 9)
Class A - From continuing operations .......................................    $    .59     $   (.08)    $   1.24    $   (.14)
          Net earnings .....................................................         .59         (.08)        1.24        (.07)
Class B - From continuing operations .......................................         .60         (.07)        1.28        (.10)
          Net earnings .....................................................         .60         (.07)        1.28        (.03)

AVERAGE COMMON SHARES OUTSTANDING (Basic) - Class A ........................      22,322       22,321       22,322      22,321
                                            Class B ........................      26,796       26,794       26,796      26,781

--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Nine Months Ended October 31, 1999
                         (dollar amounts in thousands)



                                                                                                            Other
                                                                              Additional                   Compre-
                                                                   Common       Paid-in     Retained       hensive      Treasury
DOLLAR AMOUNTS                                        Total         Stock       Capital     Earnings         Loss         Stock
--------------                                      ---------     ---------   ----------    ---------     ---------     ---------
BALANCE, JANUARY 31, 1999 ......................    $ 324,774     $   5,386    $ 143,636    $ 287,283     $  (7,381)    $(104,150)

Net earnings ...................................       61,949          --           --         61,949          --            --

Cash dividends (36 cents per share on Class A
   and 39.75 cents per share on Class B) .......      (18,687)         --           --        (18,687)         --            --
                                                    ---------     ---------    ---------    ---------     ---------     ---------
BALANCE, OCTOBER 31, 1999 ......................    $ 368,036     $   5,386    $ 143,636    $ 330,545     $  (7,381)    $(104,150)
                                                    =========     =========    =========    =========     =========     =========




                          ============================



                                       Common Stock Issued                 Treasury Stock                 Outstanding Shares
                                  -----------------------------     ----------------------------    -----------------------------
SHARE AMOUNTS                        Class A          Class B          Class A         Class B         Class A          Class B
-------------                     ------------     ------------     ------------    ------------    ------------     ------------
BALANCE, JANUARY 31, 1999 ....      23,978,077       29,878,077        1,656,437       3,082,450      22,321,640       26,795,627

Other ........................              (5)              (5)            --              --                (5)              (5)
                                  ------------     ------------     ------------    ------------    ------------     ------------

BALANCE, OCTOBER 31, 1999 ....      23,978,072       29,878,072        1,656,437       3,082,450      22,321,635       26,795,622
                                  ============     ============     ============    ============    ============     ============



------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                               Nine Months
                                                                                             Ended October 31
                                                                                        ---------------------------
                                                                                           1999             1998
                                                                                        ----------       ----------
OPERATING ACTIVITIES
Earnings (loss) from continuing operations .......................................      $   61,949       $   (5,669)
Adjustments to reconcile earnings from continuing
   operations to cash provided by operating activities
      Depreciation, depletion and amortization ...................................          81,524           88,718
      Deferred income taxes ......................................................          20,266            1,107
      Distributions in excess of earnings of equity investees ....................           7,028           10,859
      Exploration expenses (including exploratory well impairments) ..............           5,200           23,308
      Gain from sale of Hell's Hole area properties ..............................         (11,527)            --
      Water well litigation provision reversals ..................................         (14,000)          (4,000)
      Other, net .................................................................          (5,268)          (1,343)
                                                                                        ----------       ----------
                                                                                           145,172          112,980
      Changes in operating assets and liabilities ................................          24,135           (8,311)
                                                                                        ----------       ----------
      Cash provided by operating activities ......................................         169,307          104,669
                                                                                        ----------       ----------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis (including asset acquisitions of $23,819 and $85,046) ..        (125,061)        (256,502)
   Adjustment to cash basis ......................................................            (372)          (9,100)
                                                                                        ----------       ----------
                                                                                          (125,433)        (265,602)
Property, plant and equipment sales proceeds .....................................          37,991            2,326
Other, net .......................................................................           5,614            2,508
                                                                                        ----------       ----------
      Cash used for investing activities .........................................         (81,828)        (260,768)
                                                                                        ----------       ----------

FINANCING ACTIVITIES
Proceeds from issuance of debt ...................................................          31,800          135,000
Debt repayments ..................................................................        (100,000)         (60,000)
Cash dividends ...................................................................         (18,687)         (18,681)
Treasury stock purchases .........................................................            --             (9,217)
Other ............................................................................            (317)           2,257
                                                                                        ----------       ----------
      Cash provided by (used for) financing activities ...........................         (87,204)          49,359
                                                                                        ----------       ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS ........................................             275         (106,740)

CASH PROVIDED BY DISCONTINUED OPERATIONS .........................................            --             12,927

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................          20,300          105,309
                                                                                        ----------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................      $   20,575       $   11,496
                                                                                        ==========       ==========


--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1999




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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the nine-month periods ended October 31, 1999 and 1998.

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

(3)   PARTNERSHIP INVESTMENTS
A summary of the Company's net investments in partnerships at October 31, 1999 and January 31, 1999 and its equity in their pretax earnings for the nine-month periods ended October 31, 1999 and 1998 follows (in thousands):

                                                                                           Equity in
                                                            Net Investment               Pretax Earnings
                                                       -------------------------   ---------------------------
                                             Percent   October 31,   January 31,   October 31,     October 31,
                                              Owned       1999           1999         1999            1998
                                             -------   -----------   -----------   -----------     -----------
NATURAL GAS PROCESSING
C&L Processors Partnership .........            50      $ 24,731       $ 60,130      $  3,863        $   (217)
U.P. Bryan Plant ...................            45         2,120          2,244         5,696             900
                                                        --------       --------      --------        --------
                                                          26,851         62,374         9,559             683
                                                        --------       --------      --------        --------

GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services ..............            45           (85)           739           582           2,881
Ferguson-Burleson County
   Gas Gathering System ............            45        36,832         40,151         3,950           2,436
Louisiana Chalk Gathering System ...            50        16,615         17,346          (731)           (551)
Others .............................                         443            353            87           3,628*
                                                        --------       --------      --------        --------
                                                          53,805         58,589         3,888           8,394
                                                        --------       --------      --------        --------

OTHER
Belvieu Environmental Fuels ........         33.33        53,300         47,660         5,640           7,333
Gulf Coast Fractionators ...........         38.75        28,934         30,364         1,934           3,873
                                                        --------       --------      --------        --------
                                                          82,234         78,024         7,574          11,206
                                                        --------       --------      --------        --------
                                                        $162,890       $198,987      $ 21,021        $ 20,283
                                                        ========       ========      ========        ========

------------------------------------
* Includes $3,492 gain on a partnership's sale of the Brooks-Hidalgo gathering system.

The Company's net investment in each of these entities is reported as property, plant and equipment in the consolidated balance sheets and its equity in their pretax earnings is reported as revenues in the consolidated statements of earnings, each under the gas services caption.

      During the third quarter of fiscal 2000, C&L Processors partnership distributed the Jameson gas processing plant and related facilities to its partners, Conoco and a wholly-owned subsidiary of the Company. The Company subsequently purchased Conoco's 50% interest in these facilities for approximately $23,800,000. Effective October 1, 1999, the Jameson operations became wholly owned and are no longer included in the reported amounts for the partnership.

      The table which follows provides summarized earnings information (on a 100% basis) for these entities for the three- and nine-month periods ended October 31, 1999 and 1998 (in thousands):

                                                                                       Three Months                 Nine Months
                                                                                  ----------------------      ----------------------
                                                                                    1999          1998          1999          1998
                                                                                  --------      --------      --------      --------
Revenues ...................................................................      $166,892      $146,577      $435,077      $420,769
Operating earnings .........................................................        24,173        19,379        56,453        48,512
Pretax earnings (before interest expense for those entities
   whose activities are funded by capital contributions of the owners)  ....        23,019        15,974        47,858        36,383

(4)   LONG-TERM DEBT
At October 31, 1999, the Company's outstanding debt consisted of $314,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and borrowings of $80,000,000 under a $250,000,000 bank revolving credit facility. During July 1999, the Company repaid $100,000,000 of maturing 8% senior notes using proceeds of borrowings under its revolving credit agreement and available cash.

      Any amounts then outstanding under the bank revolving credit facility are payable in July 2003. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $91,099,000 at October 31, 1999.


(5)   INCOME TAXES
Income taxes applicable to earnings from continuing operations for the nine-month periods ended October 31, 1999 and 1998 consist of the following (in thousands):

                                                    1999           1998
                                                  --------       --------
            Current - Federal ..............      $ 13,118       $ (4,974)
                      State ................           135            (13)
                                                  --------       --------
                                                    13,253         (4,987)
                                                  --------       --------

            Deferred - Federal .............        18,071          1,997
                       State ...............         2,195           (890)
                                                  --------       --------
                                                    20,266          1,107
                                                  --------       --------
                                                  $ 33,519       $ (3,880)
                                                  ========       ========

      Estimated annual tax rates of 35.1% and 40.6%, respectively, were used in computing the income tax provisions for the nine-month periods ended October 31, 1999 and 1998. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of the benefit of Federal tax credits and the impact of state income taxes.


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

      In May 1997, in the Bailey case - which involved allegations similar to those in the Bartlett case - another jury in the Wise County court found unanimously on all counts that the Company was not responsible for damages claimed by 17 other plaintiff groups (and that most of their claims were time-barred by statutes of limitations, in any event). The court entered the judgment on July 15, 1997. After their motion for a new trial was denied, the plaintiffs appealed this decision to the Second Court of Appeals, which affirmed the trial court's decision on February 25, 1999. After their motion for a rehearing was overruled by the Court of Appeals, the plaintiffs filed a petition for review with the Texas Supreme Court which denied that request on August 26, 1999.

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

      The Company has entered into agreements with its insurance carriers - one in May 1997, two in April 1998, two in March 1999 and one in October 1999 - reimbursing it for a total of $23,500,000 of the defense costs it incurred in connection with this litigation. Negotiations continue with an additional carrier.

      The Company reviews the adequacy of its accrued liability for this litigation quarterly, and provisions totaling $32,000,000 were expensed over the years. Costs incurred - which consisted principally of attorneys' fees and other defense costs for the Bartlett and Bailey trials and costs of bonds, etc., related to the appeal of the Bartlett judgment - were charged against the reserve. After entering into the two reimbursement agreements in April 1998 and after agreeing in August 1998 to settle the last 25 untried cases, the Company recorded reversals of the previous provisions of $3,000,000 and $1,000,000, respectively, in the first and second quarters of fiscal 1999. After entering into two reimbursement agreements during March 1999 and another in October 1999, accrual reversals of $9,000,000 and $5,000,000, respectively, were recorded in the first and third quarters of fiscal 2000.

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

      The Company holds a one-third interest in a partnership which owns a plant that manufactures a gasoline additive known as MTBE. In March 1999 the governor of California ordered that the use of MTBE be phased out in that state over a four-year period. In July 1999, a national advisory panel formed by the EPA recommended that the use of MTBE be reduced, and in August 1999 a group of seven northeastern states took steps that would lead to the phase-out of MTBE usage over a three-year period. Restrictions on the use of MTBE could significantly impact future operations of the MTBE plant partially owned by the Company. However, that facility, which was built in the mid 1990s for approximately $225,000,000, was originally designed in a manner that allows it - with moderate expenditures - to be converted to the production of other products. It is not possible at this time to determine the ultimate impact, if any, of this matter on the Company's financial position or future results of operations.

(7)   SEGMENT INFORMATION
Selected industry segment data for the indicated periods follows (in thousands):

                                                                    Inter-      Segment       Total                     Capital
                                                        Outside     segment    Operating    Operating                   Expendi-
                                                       Revenues    Revenues    Earnings     Earnings          DD&A       tures(a)
                                                       ---------   ---------   ---------    ---------       ---------   ---------
NINE MONTHS ENDED OCTOBER 31, 1999
EXPLORATION AND PRODUCTION
Operations .........................................   $ 184,272   $    --     $  51,213    $  43,861       $  69,330   $  86,489
Gain from sale of Hell's Hole area properties ......      11,527        --        11,527       11,527            --          --
Water well litigation provision reversal (Note 6) ..        --          --        14,000       14,000            --          --
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                         195,799        --        76,740       69,388          69,330      86,489
                                                       ---------   ---------   ---------    ---------       ---------   ---------
GAS SERVICES
Natural gas processing .............................     266,134      65,141      34,028       31,950           2,736      21,353
Natural gas gathering and marketing ................     184,164     178,322      21,050       18,685           7,606      16,598
Other ..............................................       7,425        --         6,842        6,605              80         172
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                         457,723     243,463      61,920       57,240          10,422      38,123
                                                       ---------   ---------   ---------    ---------       ---------   ---------

CORPORATE ..........................................        --          --          --         (8,406)(b)       1,772         449
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                       $ 653,522   $ 243,463   $ 138,660    $ 118,222       $  81,524   $ 125,061
                                                       =========   =========   =========    =========       =========   =========

NINE MONTHS ENDED OCTOBER  31, 1998
EXPLORATION AND PRODUCTION
Operations .........................................   $ 169,635   $    --     $   4,781    $  (4,264)      $  75,287   $ 215,893
Water well litigation provision reversal (Note 6) ..        --          --         4,000        4,000            --          --
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                         169,635        --         8,781         (264)         75,287     215,893
                                                       ---------   ---------   ---------    ---------       ---------   ---------
GAS SERVICES
Natural gas processing .............................     186,745      60,852      (2,108)      (4,554)          2,977      19,060
Natural gas gathering and marketing ................     160,855     170,275      17,916       15,013           8,231      18,374
Other ..............................................      11,206        --        10,337       10,036              80       1,061
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                         358,806     231,127      26,145       20,495          11,288      38,495
                                                       ---------   ---------   ---------    ---------       ---------   ---------

CORPORATE ..........................................        --          --          --         (8,616)(b)       2,143       2,114
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                       $ 528,441   $ 231,127   $  34,926    $  11,615       $  88,718   $ 256,502
                                                       =========   =========   =========    =========       =========   =========

THREE MONTHS ENDED OCTOBER 31, 1999
EXPLORATION AND PRODUCTION
Operations .........................................   $  74,943   $    --     $  29,721    $  27,127       $  22,625   $  39,564
Water well litigation provision reversal (Note 6) ..        --          --         5,000        5,000            --          --
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                          74,943        --        34,721       32,127          22,625      39,564
                                                       ---------   ---------   ---------    ---------       ---------   ---------
GAS SERVICES
Natural gas processing .............................     120,201      27,103      17,745       17,053             904      18,666
Natural gas gathering and marketing ................      66,196      80,212       5,806        5,017           2,657      11,861
Other ..............................................       4,295        --         4,095        4,016              27          42
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                         190,692     107,315      27,646       26,086           3,588      30,569
                                                       ---------   ---------   ---------    ---------       ---------   ---------

CORPORATE ..........................................        --          --          --         (3,553)(b)         574         223
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                       $ 265,635   $ 107,315   $  62,367    $  54,660       $  26,787   $  70,356
                                                       =========   =========   =========    =========       =========   =========

THREE MONTHS ENDED OCTOBER 31, 1998
EXPLORATION AND PRODUCTION
Operations .........................................   $  51,718   $    --     $     959    $  (2,112)      $  26,402   $  39,067
                                                       ---------   ---------   ---------    ---------       ---------   ---------

GAS SERVICES
Natural gas processing .............................      58,639      18,851        (539)      (1,367)          1,014       1,970
Natural gas gathering and marketing ................      60,283      50,449       4,755        3,769           2,426       4,012
Other ..............................................       4,694        --         4,420        4,321              27         461
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                         123,616      69,300       8,636        6,723           3,467       6,443
                                                       ---------   ---------   ---------    ---------       ---------   ---------

CORPORATE ..........................................        --          --          --         (2,509)(b)         714         810
                                                       ---------   ---------   ---------    ---------       ---------   ---------
                                                       $ 175,334   $  69,300   $   9,595    $   2,102       $  30,583   $  46,320
                                                       =========   =========   =========    =========       =========   =========


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


(8)   SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid totaled $26,191,000 and $24,804,000 during the nine-month periods ended October 31, 1999 and 1998. Income taxes paid during those periods totaled $5,631,000 and $3,972,000. There were no significant non-cash investing or financing activities during the nine-month periods ended October 31, 1999 and 1998.


(9)   EARNINGS PER SHARE
The Company is required to make separate per-share computations for its Class A and Class B common stock since the shares are not convertible into each other and different per share cash dividends are paid on the separate classes. In those computations, differences between earnings from continuing operations and total dividends paid are apportioned between the classes on a prorata per-share basis and then added to the respective dividends paid to each of the classes. Accordingly, the differences in the per-share earnings amounts for Class A and Class B shares occur because of the dividend premium on the Class B shares. The following table sets forth basic and diluted earnings per share information for the three- and nine-month periods ended October 31, 1999 and 1998.

                                                       Three Months                                Nine Months
                                          -------------------------------------      -------------------------------------
                                                 1999                1998                   1999                1998
                                          -----------------   -----------------      -----------------   -----------------
                                          Class A   Class B   Class A   Class B      Class A   Class B   Class A   Class B
                                          -------   -------   -------   -------      -------   -------   -------   -------
From continuing operations ............   $   .59   $   .60   $  (.08)  $  (.07)     $  1.24   $  1.28   $  (.14)  $  (.10)
Discontinued real estate operations -
    Adjustment to loss on sale ........        --        --        --        --           --        --       .07       .07
                                          -------   -------   -------   -------      -------   -------   -------   -------
Net earnings ..........................   $   .59   $   .60   $  (.08)  $  (.07)     $  1.24   $  1.28   $  (.07)  $  (.03)
                                          =======   =======   =======   =======      =======   =======   =======   =======

      There was no difference in the reported basic and diluted per-share amounts because the earnings amounts were the same in the basic and diluted computations, and -- as shown in the table below -- the dilutive effect of stock options did not significantly increase the weighted average shares outstanding. The following table reconciles the weighted average shares outstanding used in the basic and diluted computations for the three- and nine-month periods ended October 31, 1999 and 1998 (in thousands):

                                                       Three Months                                Nine Months
                                          -------------------------------------      -------------------------------------
                                                 1999                1998                   1999                1998
                                          -----------------   -----------------      -----------------   -----------------
                                          Class A   Class B   Class A   Class B      Class A   Class B   Class A   Class B
                                          -------   -------   -------   -------      -------   -------   -------   -------
Used in basic computations ............    22,322    26,796    22,321    26,794       22,322    26,796    22,321    26,781
Dilutive effect of stock options ......         3       277      --        --           --         101      --        --
                                           ------    ------    ------    ------       ------    ------    ------    ------

Used in diluted computations ..........    22,325    27,073    22,321    26,794       22,322    26,897    22,321    26,781
                                           ======    ======    ======    ======       ======    ======    ======    ======


Excluded from these computations because their effect would have been antidilutive were stock options covering 857,974 Class B shares for the three-month period ended October 31, 1999 and 73,258 Class A and 1,649,375 Class B shares for the nine-month period then ended. For the three- and nine-month periods ended October 31, 1998, stock options were excluded from the diluted computations because all would have been antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All statements included in this Form 10-Q, other than statements of historical fact, are forward-looking statements. These include, but are not limited to, strategies, goals and expectations set forth herein concerning exploration and production and gas services operations and the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil; the attainment of forecasted operating levels and reserve replacement; Year 2000 non-readiness of third parties of business importance to the Company; unexpected changes in competitive and economic conditions, government regulations, technology and other factors; and the Company's ongoing evaluation of strategic alternatives.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. After being adversely impacted by unusually low prices for its products in fiscal 1999 and early this year, the Company's results for the second and third quarters of fiscal 2000 improved dramatically as energy prices rose. Also, contributing substantially to this improvement were reductions in costs and expenses resulting from a personnel reduction program implemented by the Company late last year and other cost-cutting strategies it employed.

      While the Company's earnings and cash flows are affected by many things, fluctuating energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices during fiscal 2000's first nine months and for the three prior fiscal years:

                                                          Crude Oil and
                       Natural Gas (per Mcf)           Condensate (per Bbl)                 NGLs (per Bbl)
                  ------------------------------- -------------------------------  --------------------------------
                   2000    1999     1998    1997   2000    1999    1998     1997    2000    1999     1998     1997
                  ------  ------   ------  ------ ------  ------  ------   ------  ------  ------   ------   ------
First quarter.... $1.84   $2.29    $2.23   $2.27  $12.56  $13.93  $19.99   $19.45  $10.68  $11.44   $13.46   $14.15
Second quarter...  2.40    2.25     2.24    2.40   16.44   12.33   18.48    20.28   13.33   10.22    12.76    13.62
Third quarter....  2.94    1.90     2.66    2.21   20.67   12.22   18.89    22.62   17.52    9.79    14.33    16.55
Fourth quarter...          1.99     2.71    3.65           10.25   17.02    23.39            9.27    12.93    19.97
Fiscal year......          2.11     2.47    2.64           12.18   18.50    21.50           10.23    13.38    16.13

After being relatively strong in fiscal 1997 and 1998, prices fell throughout fiscal 1999 to low points not seen for oil and NGLs since 1986. The depressed NGL prices, coupled with the relatively higher natural gas prices, caused the Company's normally very profitable gas processing activities to report segment operating losses for the second, third and fourth quarters of fiscal 1999. The depressed energy price environment led to fiscal 1999 fourth quarter impairments of certain oil and gas proved properties - primarily oil fields - and gas services assets. Subsequently, prices strengthened substantially in fiscal 2000's second and third quarters.

      While the Company's operating plans are not generally modified in response to normal volatility in energy prices, the downward price swings were so extreme during fiscal 1999's last half that they could not be ignored. Accordingly, after taking many actions early in fiscal 1999 to grow its energy businesses, the Company found it necessary late in that year to curtail capital spending and to take various steps, including a personnel reduction program, to sharply reduce operating costs. Those actions were taken to enhance the Company's profitability and to bring its cash outflows more in line with its price-dampened revenues and thus mitigate the need for incremental borrowings going forward.

      The Company went into fiscal 2000 well-positioned to operate in a low-energy-price environment and conducted its activities on that basis throughout the first half of the year. Capital spending was intentionally deferred causing natural gas production levels to cease their growth and to fall somewhat. The nature of the Company's properties and its large backlog of undrilled well locations make it possible for development drilling activity and capital spending levels to be quickly raised or lowered. As the outlook for energy prices improved in the first half of fiscal 2000, the Company began taking steps to substantially increase its development drilling and well recompletion programs.

      On October 6, 1999, the Company announced that its Board of Directors had engaged the investment banking firms of Goldman, Sachs & Co. and Chase Securities Inc. to advise the Company regarding strategic alternatives, including possible transactions that might result in a sale or merger. At this time, no decision has been made regarding whether such a transaction will be entered into or whether the Company will continue to operate as an independent corporation. Regardless of the ultimate outcome, the Company is aggressively taking actions to grow its core energy businesses with the goal of adding to stockholder value.

CAPITAL AND EXPLORATORY EXPENDITURES. A comparison of the Company's original and revised budgets for fiscal 2000 capital and exploratory expenditures and its actual spending for the indicated periods follows (in millions):

                                                                                   Actual Expenditures
                                                                                 Through October 31, 1999
                                                                           ------------------------------------
                                                Fiscal 2000 Budget
                                               ----------------------        First        Third
                                               Original      Revised         Half        Quarter        Total
                                               --------      --------      --------      --------      --------

        Exploration and production ......      $  112.4      $  137.8      $   46.9      $   39.6      $   86.5
        Gas services ....................          21.0          26.3           7.6           6.7          14.3
        Corporate .......................           2.8           2.8            .2            .2            .4
                                               --------      --------      --------      --------      --------
                                                  136.2         166.9          54.7          46.5         101.2

        Acquisition of 50% interest
          in Jameson facilities .........          --            23.8          --            23.8          23.8
                                               --------      --------      --------      --------      --------
                                               $  136.2      $  190.7      $   54.7      $   70.3      $  125.0
                                               ========      ========      ========      ========      ========


      The Company's fiscal 2000 budget originally was set at $136.2 million, 32% below the $200.1 million spent in the prior year and roughly in line with the reduced spending pace adopted for fiscal 1999's last half. During much of fiscal 2000's first half, capital spending was intentionally restrained to keep the Company's cash outflows in line with its inflows. However, in response to improving prices, steps began to be taken during the second quarter to increase activity. The budget was adjusted upward in August, and after a subsequent addition to cover an acquisition, the revised fiscal 2000 capital budget totals $190.7 million as shown in the table above. Exploration and production expenditures for development drilling and well recompletion programs in the Barnett Shale play in North Texas increased dramatically in the third quarter. Capital expenditures are expected to rise further in the fourth quarter with the addition of a fifth rig in the Barnett Shale area of North Texas and a third rig in the North Personville area of East Texas. The Company's natural gas production reached 250,000 Mcf per day early in November 1999, ahead of the previously established target to accomplish this.

      In gas services, substantial improvements involving the Bridgeport gas processing plant and the North Texas gathering system were completed in the third quarter. And, in October, the Company acquired its partner's 50% interest in the Jameson facilities. These actions, together with drilling-related increases in gas throughput, had increased the Company's NGL production volumes to almost 52,000 barrels per day by mid-November. Additional projects, involving the North Texas, Vanderbilt and Monco systems and the Bridgeport plant, are scheduled for completion during the fourth quarter that should further add to the throughput and production volumes of the Company's pipelines and gas processing plants.

FINANCING MATTERS. The parent company has a $250 million bank revolving credit facility and a $25 million bank money-market facility. At October 31, 1999, borrowings of $80 million were outstanding under these facilities. The Company's fiscal 2000 liquidity needs have been funded using cash inflows from operations and proceeds from non-strategic asset sales; furthermore, at October 31, 1999 outstanding debt was $68.2 million lower than at the beginning of the year.

      The Company retired $100 million of 8% senior notes that matured on July 15, 1999 using borrowings under its revolving credit facility and available cash. While the Company has no immediate plans to issue additional senior notes or to increase the size of its bank revolving credit facility, it has the borrowing capacity to do so should business opportunities arise that require funding in excess of the $170 million available under the existing bank credit facility.

NORTH TEXAS WATER WELL LITIGATION. See Note 6 of Notes to Unaudited Consolidated Financial Statements for information concerning this litigation and recoveries of defense costs under agreements with the Company's insurance carriers. Reimbursement agreements were reached with two carriers late in March 1999, which led to the recording of a $9 million reversal of previous litigation provisions in April 1999. In October 1999, an agreement was reached with another carrier and an additional $5 million reversal was recorded. Negotiations continue with one remaining carrier which should be completed during the fourth quarter.

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

      The Company is partially hedged with respect to natural gas prices since besides being a seller it also purchases gas in connection with its gas processing operations (such purchases generally equal from 35% to 40% of gas sales). Since it has this "natural" hedge, the Company only infrequently enters into hedging transactions to manage its exposure to price fluctuations. It does not hold or issue derivative instruments for trading purposes. The Company had no open hedging positions at October 31, 1999, and its hedging activity during the last three years was not significant.

      The Company's exposure to changing interest rates is limited since approximately 80% of its outstanding debt at October 31, 1999 consisted of senior notes with fixed interest rates.

YEAR 2000 ISSUE. Like others, the Company is facing computer systems problems caused by the approaching turn of the century, which has been dubbed the "Year 2000 problem." In addition to affecting mainframe and mid-range computer systems, this problem potentially impacts computer chips integrated into security, plant automation and pipeline control systems. Beginning in late 1996, the Company conducted a study to determine the Year 2000 readiness of its mainframe and mid-range financial and operating systems and established a timetable for reprogramming, replacing and testing these systems to see that they properly recognize dates subsequent to December 31, 1999. This work now has been substantially completed. Since this work was accomplished principally by reallocating internal resources, the Company did not incur incremental costs that significantly impacted its results of operations or cash flows. Through October 31, 1999, third party costs totaling $767,000 had been incurred in this regard out of total estimated costs of less than $850,000.

      During August 1998, the Company completed an inventory of embedded chips integrated into its security, plant automation and pipeline control systems. As part of this process, the Company ranked the facilities containing embedded chips in order of importance and contacted equipment vendors to determine the steps necessary to make the equipment in which they are installed capable of operating properly after December 31, 1999. Testing and upgrade of the facilities categorized as important have been completed. Third party costs generally were not incurred in connection with these efforts.

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

      The Company believes that its computer systems and its security, plant automation and pipeline control systems are Year 2000 ready, and it expects "business as usual" in early January. There can be no guarantee that this is the case, however, nor can there be any guarantee that the Year 2000 non-readiness of third parties of business importance to the Company will not adversely affect its operations in a future period. Although it is not currently aware of any such situations, the Company is developing contingency plans to alter business relationships in the event of such non-readiness.




OPERATING STATISTICS

Certain operating statistics (including proportional interests in equity partnerships, where applicable) for the three- and nine-month periods ended October 31, 1999 and 1998 follow:

                                                                Three Months                 Nine Months
                                                          ----------------------      ----------------------
                                                            1999          1998          1999          1998
                                                          --------      --------      --------      --------
        AVERAGE DAILY VOLUMES
        Natural gas sales (Mcf) ....................       237,500       250,200       239,400       247,300
        Crude oil and condensate sales (Bbls) ......         5,700         6,800         5,800         6,800
        Natural gas liquids produced (Bbls) ........        44,200        41,900        43,300        42,700
        Pipeline throughput (Mcf) ..................       563,000       567,000       529,000       558,000

        AVERAGE SALES PRICES
        Natural gas (per Mcf) ......................      $   2.94      $   1.90      $   2.39      $   2.14
        Crude oil and condensate (per Bbl) .........         20.67         12.22         16.49         12.82
        Natural gas liquids produced (per Bbl) .....         17.52          9.79         13.93         10.50





EARNINGS FROM CONTINUING OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH NINE MONTHS ENDED OCTOBER 31, 1998

Earnings from continuing operations for the nine-month periods ended October 31, 1999 and 1998 - both before and after unusual items - are summarized in the table on the following page. Earnings from continuing operations for fiscal 2000's first nine months totaled $61.9 million, which compares with a loss of $5.7 million during the comparable prior-year period. Exclusive of unusual items, fiscal 2000 after-tax earnings totaled $46.0 million compared with the prior-year period's loss of $8.2 million. Improved energy prices, lower geological and geophysical expenses and reduced personnel and other operating costs were the principal reasons for the year-to-year earnings turnaround.

      The following table and discussion identify and explain the major increases (decreases) in earnings from continuing operations for the nine-month periods (in millions):

                                                                      Segment                           Earnings from Con-
                                                                 Operating Earnings                     tinuing Operations
                                                                ----------------------                 ---------------------
                                                                Exploration                             Before
                                                                   and          Gas                     Income       After
                                                                Production    Services     Other*        Taxes         Tax
                                                                -----------   --------    --------     --------     --------
FISCAL 1999 AMOUNTS AFTER UNUSUAL ITEMS .....................    $    8.8     $   26.2    $  (44.5)    $   (9.5)    $   (5.7)

ELIMINATE IMPACT OF FISCAL 1999 UNUSUAL ITEM -
   Water well litigation provision reversals (see page 9) ...        (4.0)        --          --           (4.0)        (2.5)
                                                                 --------     --------    --------     --------     --------

FISCAL 1999 AMOUNTS BEFORE UNUSUAL ITEMS ....................         4.8         26.2       (44.5)       (13.5)        (8.2)
                                                                 --------     --------    --------     --------     --------

MAJOR INCREASES (DECREASES)
Higher natural gas sales price ..............................        15.9         --          --           15.9         10.3
Lower natural gas sales volume ..............................        (2.4)        --          --           (2.4)        (1.6)
Higher oil and condensate sales price .......................         5.7         --          --            5.7          3.7
Lower oil and condensate sales volume .......................        (1.9)        --          --           (1.9)        (1.2)
Reduced geological and geophysical expenses .................        15.3         --          --           15.3          9.9
Decreased exploratory well impairments ($.8 versus $3.6) ....         2.8         --          --            2.8          1.8
Higher NGL margins ..........................................        --           22.9        --           22.9         14.9
Increased NGL marketing earnings ............................        --            5.3        --            5.3          3.4
Operating expenses
   Salary and benefits savings from personnel reductions ....         4.5          4.1         2.7         11.3          7.3
   Lower repairs and maintenance and other ..................         3.6          1.2        --            4.8          2.5
Performance unit expense accruals ...........................          .8           .4          .4          1.6          1.0
Interest expense incurred ...................................        --           --           (.5)         (.5)         (.3)
Other, net ..................................................         2.1          1.8        (1.3)         2.6          2.5
                                                                 --------     --------    --------     --------     --------
                                                                     46.4         35.7         1.3         83.4         54.2
                                                                 --------     --------    --------     --------     --------
FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEMS ....................        51.2         61.9       (43.2)        69.9         46.0
                                                                 --------     --------    --------     --------     --------

Gain from sale of Hell's Hole
   area properties (see page 11) ............................        11.5         --          --           11.5          7.2
Water well litigation provision reversals (see page 9) ......        14.0         --          --           14.0          8.7
                                                                 --------     --------    --------     --------     --------
                                                                     25.5         --          --           25.5         15.9
                                                                 --------     --------    --------     --------     --------
FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEMS .....................    $   76.7     $   61.9    $  (43.2)    $   95.4     $   61.9
                                                                 ========     ========    ========     ========     ========


-------------------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $51.2 million during fiscal 2000's first nine months were $46.4 million higher than those of the comparable prior-year period. This improvement was principally due to higher prices for natural gas and oil and reductions in geological and geophysical and operating expenses. These period-to-period earnings improvements were reduced somewhat by the impact of lower production volumes for natural gas and oil which occurred because of price-related curtailments of drilling activity during the last half of fiscal 1999 and the first half of the current year.

HIGHER NATURAL GAS SALES PRICE ($15.9 MILLION INCREASE). During the first nine months of fiscal 2000, the Company's natural gas sales price averaged $2.39 per Mcf, $.25 (12%) above the prior period's $2.14, increasing operating earnings by $15.9 million.

LOWER NATURAL GAS SALES VOLUME ($2.4 MILLION DECREASE). Natural gas sales averaged 239.4 MMcf per day during fiscal 2000's first nine months, 3% lower than the 247.3 MMcf of the comparable prior-year period, reducing operating earnings by $2.4 million.

HIGHER OIL AND CONDENSATE SALES PRICE ($5.7 MILLION INCREASE). The Company's sales price for oil and condensate averaged $16.49 per barrel during fiscal 1999's first nine months, up $3.67 from the prior period's $12.82, increasing operating earnings by $5.7 million.

LOWER OIL AND CONDENSATE SALES VOLUME ($1.9 MILLION DECREASE). Production of oil and condensate during the first nine months of fiscal 2000 declined 1,000 barrels per day (15%) to 5,800, reducing operating earnings by $1.9 million.

LOWER GEOLOGICAL AND GEOPHYSICAL EXPENSES ($15.3 MILLION INCREASE). During the first nine months of fiscal 2000, geological and geophysical expenses totaled $4.3 million versus $19.6 million during the comparable prior-year period, improving operating earnings by $15.3 million. During the prior year, the Company undertook an aggressive 3-D seismic program which was not repeated in fiscal 2000.


GAS SERVICES OVERVIEW

Gas services operating earnings rose $35.7 million to $61.9 million during the first nine months of fiscal 2000 principally due to price-related improvements in gas processing margins and to reductions in personnel costs and other operating expenses.

IMPROVED NGL MARGINS ($22.9 MILLION INCREASE). The average price for NGLs produced during fiscal 2000's first nine months of $13.93 per barrel was 33% above the prior-year period's $10.50, improving NGL revenues by $38.9 million. Because of the impact of higher NGL and natural gas prices on producer payments and gas shrinkage costs, feedstock costs also increased, resulting in a net margin improvement of $22.9 million.

INCREASED NGL MARKETING EARNINGS ($5.3 MILLION INCREASE). Because of the passage of time between the production of NGLs and the sale of fractionated products, NGL marketing operations generally benefit from rising product prices. NGL prices rose almost steadily during the first nine months of the current year (particularly in the third quarter) after declining during much of the comparable prior-year period, causing a $5.3 million period-to-period increase in NGL marketing earnings.


OTHER

PERSONNEL-REDUCTION-RELATED SALARY AND BENEFIT SAVINGS ($11.3 MILLION INCREASE). These savings occurred because of the personnel reduction program implemented during fiscal 1999's fourth quarter.

PERFORMANCE UNIT EXPENSE ACCRUALS ($1.6 MILLION INCREASE). In December 1997, the Company awarded performance units to mid-level managerial and professional employees. Holders of these units on March 31, 1999 received cash compensation equal to the closing price of the Company's Class B common stock on that date times the number of units awarded them. Compensation expense accruals - which totaled $.4 million during fiscal 2000 - were $1.6 million less than the accruals during the first nine months of the prior year.

INTEREST EXPENSE INCURRED ($.5 MILLION DECREASE). Interest expense incurred, which includes fees attributable to an accounts receivable securitization program begun in fiscal 1999's fourth quarter, rose $.5 million during the first nine months of fiscal 2000. The fees under the securitization program essentially offset interest savings attributable to the fiscal 2000's lower average long-term debt balances.

EARNINGS FROM CONTINUING OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1998

Earnings from continuing operations for the three-month periods ended October 31, 1999 and 1998 - both before and after unusual items - are summarized in the table which follows. Net earnings for fiscal 2000's third quarter totaled $29.5 million, which compares with a loss of $3.7 million in the comparable prior-year period. Excluding the effects of an unusual item, the current quarter's earnings totaled $26.4 million. The quarter-to-quarter earnings improvement was principally the result of an increase in the average natural gas sales price and price-related improvements in NGL margins.

      The following table and discussion identify and explain the major increases (decreases) in earnings from continuing operations for the three-month periods (in millions):

                                                                     Segment                            Earnings from Con-
                                                                Operating Earnings                      tinuing Operations
                                                               -----------------------                 ---------------------
                                                               Exploration                              Before
                                                                  and           Gas                     Income       After
                                                               Production     Services     Other*        Taxes         Tax
                                                               -----------    --------    --------     --------     --------
FISCAL 1999 AMOUNTS (before and after unusual items) ........  $       1.0    $   8.6     $  (15.9)    $   (6.3)    $   (3.7)
                                                               -----------    -------     --------     --------     --------

MAJOR INCREASES (DECREASES)
Higher natural gas sales price ..............................         21.8       --           --           21.8         14.2
Higher oil and condensate sales price .......................          4.2       --           --            4.2          2.7
Improved NGL margins ........................................           --       15.4         --           15.4         10.0
Increased NGL marketing earnings (see page 17) ..............           --        1.7         --            1.7          1.1
Salary and benefits savings from personnel reductions .......          1.8        1.3          1.1          4.2          2.7
Interest expense incurred ...................................           --       --            1.3          1.3           .8
Other (income) expense, net .................................           --       --           (1.8)        (1.8)        (1.2)
Other, net ..................................................           .9         .7         (1.4)          .2          (.2)
                                                               -----------   --------     --------     --------     --------
                                                                      28.7       19.1          (.8)        47.0         30.1
                                                               -----------   --------     --------     --------     --------
FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEMS ....................         29.7       27.7        (16.7)        40.7         26.4

Water well litigation provision reversal (see page 9) .......          5.0       --           --            5.0          3.1
                                                               -----------   --------     --------     --------     --------

FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEMS .....................  $      34.7   $   27.7     $  (16.7)    $   45.7     $   29.5
                                                               ===========   ========     ========     ========     ========


-------------------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $29.7 million during fiscal 2000's third quarter were $28.7 million above those of the comparable prior-year period principally because of increased average sales prices for natural gas and oil and condensate.

HIGHER NATURAL GAS SALES PRICE ($21.8 MILLION INCREASE). During fiscal 2000's third quarter, the Company's natural gas sales price averaged $2.94 per Mcf, $1.04 (55%) above the prior-year period's $1.90, increasing operating earnings by $21.8 million.

HIGHER OIL AND CONDENSATE SALES PRICE ($4.2 MILLION INCREASE). The Company's sales price for oil and condensate averaged $20.67 per barrel during fiscal 2000's third quarter, up from the prior period's $12.22, increasing operating earnings by $4.2 million.

GAS SERVICES OVERVIEW

Gas services operating earnings rose $19.1 million to $27.7 million during the third quarter of fiscal 2000. This occurred principally because of price-related increases in gas processing margins and NGL marketing earnings.

IMPROVED NGL MARGINS ($15.4 MILLION INCREASE). The average price for NGLs produced during fiscal 2000's third quarter of $17.52 per barrel was 79% above the prior-year period's $9.79, increasing NGL revenues by $29.5 million. Because of the impact of the period's higher NGL and natural gas prices on producer payments and gas shrinkage costs, feedstock costs were also higher, resulting in a net margin improvement of $15.4 million.

OTHER (INCOME) EXPENSE, NET ($1.8 MILLION DECREASE). This unfavorable quarter-to-quarter variance was principally due to lower earnings from venture capital investments ($.8 million) and reduced earnings from Rabbi trust investments ($.5 million).

                           Part II - Other Information




ITEM 1.  LEGAL PROCEEDINGS

See Note 6 of Notes to Unaudited Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

                 No exhibits are filed with this report.

      (b) No reports were filed on Form 8-K during the nine-month period ended October 31, 1999.

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





                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                        -----------------------------------
                                                   (Registrant)




Dated: December 6, 1999                 By   /s/ Philip S. Smith
                                        ---------------------------------------
                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer