Form 10-K405
period 2000-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2000-04-28
CIK 311995

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of voting stock held by
                       nonaffiliates of the registrant at
                 March 31, 2000 was approximately $175,835,888.

              Shares of common stock outstanding at March 31, 2000:
                              Class A - 22,321,634
                              Class B - 26,811,769

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the following documents are incorporated by reference into the indicated parts of this report:
   Annual Report to Stockholders for the fiscal year ended January 31, 2000 -
                                Parts I and II.
 Definitive Proxy Statement to be filed within 120 days after January 31, 2000 -
                                    Part III.
================================================================================

                                     PART I

ITEM 1 - BUSINESS

       Except for discussions of competition and insurance, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the fiscal year ended January 31, 2000 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).

        CROSS REFERENCE TO APPLICABLE SECTIONS
           OF ANNUAL REPORT TO STOCKHOLDERS                             PAGE
                                                                     -----------
                                                                       Inside
        The Company................................................  Front Cover
        Exploration and Production.................................     4 - 9
        Gas Services...............................................    10 - 14
        Management's Discussion and Analysis of
          Financial Position and Results of Operations.............    15 - 22
        Notes to Consolidated Financial Statements
          Note 9:  Segment Information.............................    36 - 38


Competition

      The Registrant is a holding company which conducts all of its operations through its subsidiaries, collectively referred to as "the Company." The Company is one of the country's largest independent producers of natural gas and natural gas liquids.

      Its operations include the exploration, development and production of natural gas and crude oil, the operation of natural gas gathering systems and the production of natural gas liquids (NGLs). Within these businesses, the Company competes with many companies that have substantially larger financial and other resources or whose operations are more fully integrated than the Company's. The oil and gas industry is highly competitive. There is competition within the industry and also with other industries in supplying the fuel and energy needs of commerce, industry and individuals.

      The Company owns or has interests in natural gas processing plants located in Texas, and it ranked 16th in daily domestic NGL production in calendar 1998. The Company has fractionating equipment at several of its processing plants and also owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company participates in the petrochemical business through its one-third interest in a plant at Mont Belvieu, Texas that produces methyl tertiary butyl ether (MTBE), an oxygenate used in the production of environmentally cleaner gasoline. That plant has a daily capacity of approximately 17,000 barrels.

      The Company owns or operates approximately 8,800 miles of natural gas gathering systems substantially all of which are located in Texas. Those systems operate in highly competitive local markets and intersect with numerous pipeline systems enabling the Company to buy, sell, transport and exchange gas with other pipeline operators.

      The Company's operations have been and in the future may be affected in varying degree by general economic conditions and by laws and regulations, including restrictions on production, price controls, tax increases and environmental regulations. The Company's energy price realizations are often volatile and generally are affected both by domestic and world supply and demand conditions.


Insurance

      The Company's business is subject to all the operating risks normally associated with the exploration and production of natural gas and oil; natural gas gathering and transportation and the extraction of NGLs from natural gas streams. Such risks include well blow-out, fire and explosion, pollution, flood and other events which could result in the damage to or destruction of assets owned by the Company or third parties and the injury of employees and other persons. The Company, following practices customary within the industries in which it operates, purchases insurance coverage against most, but not all, of these operating risks as protection against financial loss and believes it is adequately insured against public liability claims and physical damage losses. Losses and liabilities, to the extent not covered by insurance, could reduce the Company's cash flows and increase its costs.

ITEM 2 - PROPERTIES

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                              PAGE
                                                                      -------
      Exploration and Production...................................    4 - 9
      Gas Services.................................................   10 - 14
      Operating Statistics.........................................     19
      Unaudited Supplemental Oil and Gas Information...............   42 - 44


OTHER OIL AND GAS RELATED DATA

      The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                                                   Year Ended January 31
                                                                             -------------------------------
                                                                              2000          1999         1998
                                                                             -------      -------      -------
Combined natural gas, crude oil and condensate
    production (thousand cubic feet per day)*............................    294,000      298,000      285,000
Average production cost per
    equivalent thousand cubic feet.......................................   $    .65     $    .68     $    .68

-------------------------------------------------------------
*Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas on a 6-to-1 basis.



UNDEVELOPED ACREAGE AT JANUARY 31, 2000

                                                               Earliest Material
                                                             Expiration by State (a)    Areas of Concentration
                                                             -----------------------    ------------------------
                                  Gross         Net            Net         Calendar                            %
Location                          Acres        Acres          Acres          Year       County or Area       (b)
--------                        ---------     -------        ------        --------     -----------------    ---
Texas.........................    293,100     203,100        43,300         2000        North Texas           63
Mississippi...................     16,100       6,800         2,100         2001        Yazoo                 60
Louisiana.....................     12,500       8,200         4,300         2000        Jackson,
                                                                                          Jefferson Davis     90
New Mexico....................     12,500      11,000         6,100         2004        Lea                   92
Alabama.......................     11,300       4,800         1,800         2000        Conecuh               57
Others (c)....................     13,500       9,300
                                ---------     -------

Total undeveloped acreage.....    359,000     243,200
Producing acreage.............    713,400     533,300
                                ---------     -------
Total acreage.................  1,072,400     776,500
                                =========     =======

----------------------------------------

(a)  Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c)  Includes Colorado, Michigan, Oklahoma and Utah.

DRILLING ACTIVITY (a)
For the year ended January 31

                                                   Exploratory            Development               Total
                                               ------------------     ------------------     ------------------
    Well Completions                 Total     Oil     Gas    Dry     Oil     Gas    Dry     Oil     Gas    Dry
-------------------------            -----     ---     ---    ---     ---     ---    ---     ---     ---    ---
Gross Wells - 2000
   North Texas.....................     85       3       -      4       3      73      2       6      73      6
   East Texas......................     19       -       -      -       1      18      -       1      18      -
   Gulf Coast......................     19       -       -      5       4       9      1       4       9      6
   Other (b).......................      4       2       -      2       -       -      -       2       -      2
                                     -----    ----     ---   ----    ----   -----    ---    ----   -----   ----
     Total (c).....................    127       5       -     11       8     100      3      13     100     14
                                     =====    ====     ===   ====    ====   =====    ===    ====   =====   ====

Net Wells
   2000............................  110.7     2.3       -    5.7     7.5    92.2    3.0     9.8    92.2    8.7
                                     =====    ====     ===   ====    ====   =====    ===    ====   =====   ====

   1999............................  120.5     4.2     2.0    5.5    12.3    90.3    6.2    16.5    92.3   11.7
                                     =====    ====     ===   ====    ====   =====    ===    ====   =====   ====
   1998............................  162.1    15.0     5.5   10.2    23.2   106.7    1.5    38.2   112.2   11.7
                                     =====    ====     ===   ====    ====   =====    ===    ====   =====   ====

----------------------------
(a)  Excludes service wells.
(b)  Includes West Texas and Louisiana.
(c) An additional 25 wells (22.1 net wells) were in the process of being drilled or completed at January 31, 2000.


ITEM 3 - LEGAL PROCEEDINGS

      The information required by this item is incorporated by reference from
Note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal 2000, no matter was submitted to a vote of security holders, either through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of the executive officers of the Company as of March 31, 2000.

                                                                                                Officer
        Name                                   Position                              Age          Since
        ----                                   --------                              ---        -------
George P. Mitchell            Chairman and Chief Executive Officer                    80          1946
Bernard F. Clark              Vice Chairman                                           78          1956
W. D. Stevens                 President and Chief Operating Officer                   65          1994
Philip S. Smith               Senior Vice President and Chief Financial Officer       63          1980
Allen J. Tarbutton, Jr.       Senior Vice President, Gas Services                     61          1974
Thomas P. Battle              Senior Vice President, Legal and Governmental           57          1982
                              Affairs, General Counsel and Secretary



The year in the "Officer Since" column is the beginning of the period during which the indicated individual has continuously served as an officer of the Company (although not necessarily as an "executive officer").

      All of the executive officers were elected at a Board of Directors meeting held on June 30, 1999 for a term of one year, or until their respective successors are qualified.

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

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                PAGE
                                                       -----------

      Quarterly Stock Data..........................       23
      Corporate Information.........................     Inside
                                                       Back Cover

The numbers of holders of record of Class A Common Stock and of Class B Common Stock at March 31, 2000 were 1,413 and 1,397, respectively. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 5,000 holders each of its Class A and B common stock.


ITEM 6 - SELECTED FINANCIAL DATA

      Information required by this item is incorporated by reference from pages 45 and 46 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information for the fiscal years 1996 through 2000 provided under the following captions: Revenues, earnings (loss) from continuing operations, net earnings
(loss), earnings (loss) per share (basic and diluted), cash dividends per share, total assets and long-term debt.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             POSITION AND RESULTS OF OPERATIONS

      Information required by this item is incorporated by reference from pages 15 through 22 of the Annual Report to Stockholders.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this item is incorporated by reference from page 18 of the Annual Report to Stockholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                              PAGE
                                                                      -------

      Consolidated Financial Statements.............................  24 - 27
      Notes to Consolidated Financial Statements....................  28 - 40
      Report of Independent Public Accountants......................    41
      Unaudited Supplemental Oil and Gas Information................  42 - 44
      Unaudited Quarterly Financial Data............................    23


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No Form 8-K was filed by the Registrant during its fiscal years ended January 31, 2000 and 1999 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 5 of this Form 10-K for information regarding Executive Officers of the Registrant.


ITEM 11 - EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2000, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2000, under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2000, under the caption "Certain Transactions."


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) DOCUMENTS FILED AS PART OF THIS REPORT:
      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                                     PAGE
      --------------------------------------                                                 -------
      Unaudited Quarterly Financial Data - Fiscal 2000 and 1999............................    23
      Consolidated Balance Sheets - At January 31, 2000 and 1999...........................    24
      Consolidated Statements of Earnings - Fiscal Years
          Ended January 31, 2000, 1999 and 1998............................................    25
      Consolidated Statements of Stockholders' Equity - Fiscal Years
          Ended January 31, 2000, 1999 and 1998............................................    26
      Consolidated Statements of Cash Flows - Fiscal Years
          Ended January 31, 2000, 1999 and 1998............................................    27
      Notes to Consolidated Financial Statements...........................................  28 - 40
      Report of Independent Public Accountants.............................................    41
      Unaudited Supplemental Oil and Gas Information.......................................  42 - 44

      FINANCIAL STATEMENT SCHEDULES
      All schedules are omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or the footnotes thereto.

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

 4(c) The revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development Corp., the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, is incorporated as an exhibit to this report by reference to exhibit 4 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this agreement dated March 15, 1999 is incorporated as an exhibit to this report by reference to exhibit 4(c) of the annual report on Form 10-K dated January 31, 1999.

               Upon request, the Registrant will provide to the Securities and Exchange Commission copies of all other instruments defining the rights of holders of long-term debt of Mitchell Energy & Development Corp. and its consolidated subsidiaries.

The following exhibits 10(a) through 10(q) filed under paragraph 10 of Item 601 of Regulation S-K are the Company's management contracts and compensation plans or arrangements.

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

10(c) 1997 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1999. The first amendment to this Plan effective December 9, 1998 is attached hereto as exhibit 10(c).

10(d)          1999 Stock Option Plan.

10(e) 1998 Mutual Fund Option Plan is incorporated as an exhibit to this report by reference to exhibit 10 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this Plan effective January 1, 1999 is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1999.

10(f) Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1999.

10(g) Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(g) of the annual report on Form 10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form 10-K dated January 31, 1999.

10(h) Executive Excess Benefit Plan effective July 1, 1998 is incorporated as an exhibit to this report by reference to exhibit 10(g) of the annual report on Form 10-K dated January 31, 1999.

10(i) Deferred compensation/supplementary life insurance arrangement between the Registrant and certain of its executive officers is incorporated as an exhibit to this report by reference to exhibit 10(h) of the annual report on Form 10-K dated January 31, 1992.

10(j) The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the Annual Report on Form 10-K dated January 31, 1997.

10(k) Employment agreement between the Registrant and W. D. Stevens dated January 3, 1994 is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form 10-K dated January 31, 1994.

10(l) Severance compensation agreement between the Registrant and Thomas P. Battle is incorporated as an exhibit to this report by reference to exhibit 10(k) of the annual report on Form 10-K dated January 31, 1999.

10(m) Severance compensation agreement between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form 10-K dated January 31, 1999.

10(n)          Severance compensation agreement between the Registrant and W. D.
               Stevens is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1999.

10(o) Severance compensation agreement between the Registrant and Philip S. Smith is incorporated as an exhibit to this report by reference to exhibit 10(n) of the annual report on Form 10-K dated January 31, 1999.

10(p)          Severance compensation agreement between the Registrant and Allen
               J. Tarbutton, Jr. is incorporated as an exhibit to this report by reference to exhibit 10(o) of the annual report on Form 10-K dated January 31, 1999.

10(q) A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January 31, 1996.

12             Computation of Ratio of Earnings to Fixed Charges.

13             Annual Report to Stockholders for the fiscal year ended January
               31, 2000.

21             List of Subsidiaries as of January 31, 2000.

23             Consent of Independent Public Accountants.

27             Financial Data Schedule

99 Mitchell Energy & Development Corp. Thrift and Savings Plan - Annual Report on Form 11-K for the fiscal year ended January 31, 2000.


(b)   REPORTS ON FORM 8-K

      No such reports were filed by Mitchell Energy & Development Corp. during the fiscal quarter ended January 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.


            /s/ George P. Mitchell                               April 17, 2000
---------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



            /s/ George P. Mitchell                               April 17, 2000
---------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer



            /s/ Bernard F. Clark                                 April 17, 2000
---------------------------------------------------
          Bernard F. Clark, Vice Chairman



            /s/ W. D. Stevens                                    April 17, 2000
---------------------------------------------------
        W. D. Stevens, Director, President
            and Chief Operating Officer



            /s/ Philip S. Smith                                  April 17, 2000
---------------------------------------------------
      Philip S. Smith, Senior Vice President -
      Administration, Chief Financial Officer
        and Principal Accounting Officer

                   /s/ Robert W. Baldwin                          April 17, 2000
---------------------------------------------------
            Robert W. Baldwin, Director



                   /s/ William D. Eberle                          April 17, 2000
---------------------------------------------------
            William D. Eberle, Director



                   /s/ Shaker A. Khayatt                          April 17, 2000
---------------------------------------------------
            Shaker A. Khayatt, Director



                   /s/ Ben F. Love                                April 17, 2000
---------------------------------------------------
               Ben F. Love, Director



                   /s/ J. Todd Mitchell                           April 17, 2000
---------------------------------------------------
             J. Todd Mitchell, Director



                   /s/ M. Kent Mitchell                           April 17, 2000
---------------------------------------------------
             M. Kent Mitchell, Director

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                              EXHIBITS TO FORM 10-K



                   For the Fiscal Year Ended January 31, 2000

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

4(c) The revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development Corp., the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, is incorporated as an exhibit to this report by reference to exhibit 4 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this agreement dated March 15, 1999 is incorporated as an exhibit to this report by reference to exhibit 4(c) of the annual report on Form 10-K dated January 31, 1999.

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

10(c) 1997 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1999. The first amendment to this Plan effective December 9, 1998 is attached hereto as exhibit 10(c).

10(d)          1999 Stock Option Plan.

10(e) 1998 Mutual Fund Option Plan is incorporated as an exhibit to this report by reference to exhibit 10 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this Plan effective January 1, 1999 is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated January 31, 1999.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

10(f) Mitchell Energy & Development Corp. Restoration Benefit Plan effective January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form
               10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form
               10-K dated January 31, 1999.

10(g) Mitchell Energy & Development Corp. Excess Benefit Plan (formerly the Supplemental Retirement Plan) amended and restated effective as of January 1, 1992 is incorporated as an exhibit to this report by reference to exhibit 10(g) of the annual report on Form
               10-K dated January 31, 1994. The first amendment to this Plan effective July 1, 1998 is incorporated as an exhibit to this report by reference to exhibit 10(f) of the annual report on Form
               10-K dated January 31, 1999.

10(h) Executive Excess Benefit Plan effective July 1, 1998 is incorporated as an exhibit to this report by reference to exhibit
               10(g) of the annual report on Form 10-K dated January 31, 1999.

10(i) Deferred compensation/supplementary life insurance arrangement between the Registrant and certain of its executive officers is incorporated as an exhibit to this report by reference to exhibit
               10(h) of the annual report on Form 10-K dated January 31, 1992

10(j) The Supplemental Benefit Agreement dated August 17, 1990 between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(h) of the Annual Report on Form 10-K dated January 31, 1997.

10(k) Employment agreement between the Registrant and W. D. Stevens dated January 3, 1994 is incorporated as an exhibit to this report by reference to exhibit 10(j) of the annual report on Form
               10-K dated January 31, 1994.

10(l) Severance compensation agreement between the Registrant and Thomas P. Battle is incorporated as an exhibit to this report by reference to exhibit 10(k) of the annual report on Form 10-K dated January 31, 1999.

10(m) Severance compensation agreement between the Registrant and George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(l) of the annual report on Form 10-K dated January 31, 1999.

10(n)          Severance compensation agreement between the Registrant and W. D.
               Stevens is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on Form 10-K dated January
               31, 1999.

10(o) Severance compensation agreement between the Registrant and Philip S. Smith is incorporated as an exhibit to this report by reference to exhibit 10(n) of the annual report on Form 10-K dated January 31, 1999.

10(p)          Severance compensation agreement between the Registrant and Allen
               J. Tarbutton, Jr. is incorporated as an exhibit to this report by reference to exhibit 10(o) of the annual report on Form 10-K dated January 31, 1999.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10(q)          A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on
               Form 10-K dated January 31, 1996.

12             Computation of Ratio of Earnings to Fixed Charges

13             Annual Report to Stockholders for the fiscal year ended January
               31, 2000

21             List of Subsidiaries as of January 31, 2000

23             Consent of Independent Public Accountants

27             Financial Data Schedule

99             Mitchell Energy & Development Corp. Thrift and Savings Plan -
               Annual Report on Form 11-K for the fiscal year ended January 31,
               2000