Form 10-Q
period 2000-04-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2000-06-05
CIK 311995

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

                      FOR THE QUARTER ENDED APRIL 30, 2000

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


               Shares of common stock outstanding at May 9, 2000:
                   Class A......................... 22,305,433
                   Class B......................... 26,797,851


================================================================================

                                      INDEX

                                                                                                           Page
Part I - Financial Information                                                                            Number
                                                                                                          ------

       Item 1.  Financial Statements

          Representation...............................................................................        1

          Consolidated Balance Sheets..................................................................        2

          Unaudited Consolidated Statements of Earnings................................................        3

          Unaudited Consolidated Statement of Stockholders' Equity.....................................        4

          Unaudited Condensed Consolidated Statements of Cash Flows....................................        5

          Notes to Unaudited Consolidated Financial Statements.........................................        6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations.................................................       11

Part II - Other Information

       Item 1.  Legal Proceedings......................................................................       16

       Item 6.  Exhibits and Reports on Form 8-K.......................................................       16

DEFINITIONS. As used herein, "MMBtu" means million British thermal units, "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Tcf" means trillion cubic feet, "Bbl" means barrel, "MMBbls" means million barrels, "NGL" or "NGLs" means natural gas liquids, "fiscal 2000" and "fiscal 2001" refer, respectively, to the 12-month periods ended January 31, 2000 and 2001 and "DD&A" means depreciation, depletion and amortization. Pipeline throughput volumes are based on average energy content of 1,000 Btu per cubic foot. Where applicable, NGL volume, price and reserve information and pipeline throughput include equity partnership interests.

                         Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments - which include only normal and recurring adjustments - necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Fiscal 2000 Annual Report and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                                              APRIL 30,         January 31,
                                                                                                2000                2000
                                                                                            ------------        ------------
ASSETS                                                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents ...........................................................       $     34,658        $     15,957
Trade receivables ...................................................................             45,907              46,103
Inventories .........................................................................             10,692               7,178
Other ...............................................................................              5,040               6,194
                                                                                            ------------        ------------
     Total current assets ...........................................................             96,297              75,432
                                                                                            ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,509,224 and $1,492,640
Exploration and production
  Oil and gas properties ............................................................            700,914             694,064
  Support equipment and facilities ..................................................             12,650              13,025
Gas services (including investments in equity partnerships) (Note 2)
  Natural gas processing ............................................................             80,797             105,489
  Natural gas gathering .............................................................            168,905             153,834
  Other .............................................................................             87,913              85,243
Corporate ...........................................................................              3,366               3,784
                                                                                            ------------        ------------
                                                                                               1,054,545           1,055,439
                                                                                            ------------        ------------

LONG-TERM INVESTMENTS AND OTHER ASSETS ..............................................             38,198              37,197
                                                                                            ------------        ------------
                                                                                            $  1,189,040        $  1,168,068
                                                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Oil and gas proceeds payable.........................................................       $     94,535        $     83,526
Accounts payable ....................................................................             33,894              36,411
Income taxes payable ................................................................             11,514                 380
Accrued liabilities .................................................................             32,754              31,965
                                                                                            ------------        ------------
     Total current liabilities ......................................................            172,697             152,282
                                                                                            ------------        ------------
LONG-TERM DEBT (Note 3) .............................................................            324,267             369,267
                                                                                            ------------        ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ...............................................................            173,063             161,338
Retirement obligations ..............................................................             69,888              70,411
Deferred income and other ...........................................................             15,720              16,228
                                                                                            ------------        ------------
                                                                                                 258,671             247,977
                                                                                            ------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value
  (authorized 100,000,000 Class A and 100,000,000 Class B shares) ...................              5,386               5,386
Additional paid-in capital ..........................................................            143,469             143,636
Retained earnings ...................................................................            395,028             359,603
Other comprehensive loss ............................................................             (5,933)             (5,933)
Treasury stock, at cost .............................................................           (104,545)           (104,150)
                                                                                            ------------        ------------
                                                                                                 433,405             398,542
                                                                                            ------------        ------------
                                                                                            $  1,189,040        $  1,168,068
                                                                                            ============        ============

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)

                                                                                         Three Months Ended
                                                                                              April 30
                                                                                      ------------------------
                                                                                        2000           1999
                                                                                      ---------      ---------
REVENUES
Exploration and production .........................................................  $  89,777      $  46,749
Gas services (including a gain of $4,884 from an asset exchange in 2000) (Note 2) ..    226,004        113,207
                                                                                      ---------      ---------
                                                                                        315,781        159,956
                                                                                      ---------      ---------
OPERATING COSTS AND EXPENSES
Exploration and production (net of a litigation
   provision reversal of $9,000 in 1999) (Note 6) ..................................     51,587         35,439
Gas services .......................................................................    186,976        101,712
                                                                                      ---------      ---------
                                                                                        238,563        137,151
                                                                                      ---------      ---------

SEGMENT OPERATING EARNINGS (Note 6) ................................................     77,218         22,805
General and administrative expense .................................................      7,007          6,269
                                                                                      ---------      ---------
TOTAL OPERATING EARNINGS ...........................................................     70,211         16,536
                                                                                      ---------      ---------

OTHER EXPENSE
Interest expense ...................................................................      7,628          9,039
Other, net .........................................................................     (1,932)        (1,606)
                                                                                      ---------      ---------
                                                                                          5,696          7,433
                                                                                      ---------      ---------

EARNINGS BEFORE INCOME TAXES .......................................................     64,515          9,103

INCOME TAXES (Note 4) ..............................................................     22,860          3,419
                                                                                      ---------      ---------
NET EARNINGS .......................................................................  $  41,655      $   5,684
                                                                                      =========      =========

BASIC AND DILUTED NET EARNINGS PER SHARE (Note 8)
Class A ............................................................................  $     .84      $     .11
Class B ............................................................................        .85            .12

AVERAGE COMMON SHARES OUTSTANDING (Basic) - Class A ................................     22,321         22,322
                                            Class B ................................     26,805         26,796

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' EQUITY
                   For the Three Months Ended April 30, 2000
                         (dollar amounts in thousands)



                                                                                                         Other
                                                                              Additional                Compre-
                                                                   Common      Paid-in      Retained    hensive      Treasury
DOLLAR AMOUNTS                                         Total        Stock      Capital      Earnings      Loss         Stock
                                                     ---------    ---------   ---------    ---------    ---------    ---------
BALANCE, JANUARY 31, 2000 ........................   $ 398,542    $   5,386   $ 143,636    $ 359,603    $  (5,933)   $(104,150)

Net earnings .....................................      41,655           --          --       41,655           --           --

Cash dividends (12 cents per share on Class A
   and 13.25 cents per share on Class B) .........      (6,230)          --          --       (6,230)          --           --

Treasury stock purchases .........................        (977)          --          --           --           --         (977)

Exercises of stock options .......................         415           --        (167)          --           --          582
                                                     ---------    ---------   ---------    ---------    ---------    ---------

BALANCE, APRIL 30, 2000 ..........................   $ 433,405    $   5,386   $ 143,469    $ 395,028    $  (5,933)   $(104,545)
                                                     =========    =========   =========    =========    =========    =========

                                        Common Stock Issued             Treasury Stock              Outstanding Shares
                                     --------------------------    -------------------------    --------------------------
SHARE AMOUNTS                          Class A        Class B        Class A       Class B        Class A        Class B
                                     -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, JANUARY 31, 2000 ........    23,978,072     29,878,072      1,656,437     3,082,450     22,321,635     26,795,622

Treasury stock purchases .........            --             --         16,200        25,000        (16,200)       (25,000)

Exercises of stock options .......            --             --             --       (25,231)            --         25,231

Other ............................            (2)            (2)            --            --             (2)            (2)
                                     -----------    -----------    -----------   -----------    -----------    -----------
BALANCE, APRIL 30, 2000 ..........    23,978,070     29,878,070      1,672,637     3,082,219     22,305,433     26,795,851
                                     ===========    ===========    ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                           April 30
                                                                                   ------------------------
                                                                                      2000           1999
                                                                                   ---------      ---------

OPERATING ACTIVITIES
Net earnings .................................................................     $  41,655      $   5,684
Adjustments to reconcile net earnings to
   cash provided by operating activities
      Depreciation, depletion and amortization ...............................        33,134         27,732
      Deferred income taxes ..................................................        11,725          3,137
      Exploration expenses (including exploratory well impairments) ..........         1,774          2,298
      Distributions in excess of (less than) earnings of equity investees ....          (117)         4,420
      Gain from asset exchange ...............................................        (4,884)            --
      Litigation provision reversal ..........................................            --         (9,000)
      Other, net .............................................................        (2,063)        (3,829)
                                                                                   ---------      ---------
                                                                                      81,224         30,442
      Changes in operating assets and liabilities ............................        23,248         (1,199)
                                                                                   ---------      ---------
      Cash provided by operating activities ..................................       104,472         29,243
                                                                                   ---------      ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ....................................................       (45,863)       (26,323)
   Adjustment to cash basis ..................................................        (3,831)        (5,603)
                                                                                   ---------      ---------
                                                                                     (49,694)       (31,926)
Proceeds from dispositions of property, plant and equipment ................        15,112          7,379
Other, net ...................................................................           603          1,582
                                                                                   ---------      ---------
      Cash used for investing activities .....................................       (33,979)       (22,965)
                                                                                   ---------      ---------

FINANCING ACTIVITIES
Debt repayments ..............................................................       (45,000)        (6,100)
Cash dividends ...............................................................        (6,230)        (6,229)
Treasury stock purchases .....................................................          (977)            --
Other ........................................................................           415           (317)
                                                                                   ---------      ---------
      Cash used for financing activities .....................................       (51,792)       (12,646)
                                                                                   ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................        18,701         (6,368)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................        15,957         20,300
                                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................     $  34,658      $  13,932
                                                                                   =========      =========

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000

(1)   ACCOUNTING POLICIES

Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company") constitute a large independent energy company engaged in the exploration for and development and production of natural gas, natural gas liquids, and crude oil and condensate. The Company also operates natural gas gathering systems in Texas and markets natural gas through purchase and resale activities.

      The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions. The equity method of accounting is used for investments in 20%-to-50%-owned entities.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the three-month periods ended April 30, 2000 and 1999.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The statement, which the Company must adopt for fiscal 2002, generally requires that derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. The Company's infrequent use of derivatives makes it unlikely that the adoption of this statement will have a significant impact on its financial position or results of operations.

(2)   PARTNERSHIP INVESTMENTS

A summary of the Company's net investments in partnerships at April 30, 2000 and January 31, 2000 and its equity in their pretax earnings for the three-month periods ended April 30, 2000 and 1999 follows (in thousands):

                                                                                                              Equity in
                                                                               Net Investment              Pretax  Earnings
                                                                          -------------------------    ------------------------
                                                            Percent       April 30,     January 31,    April 30,      April 30,
                                                             Owned          2000          2000           2000           1999
                                                           ---------      ---------     -----------    ---------      ---------
NATURAL GAS PROCESSING
C&L Processors Partnership (C&L) .....................            50*     $      --     $  25,016      $   1,328      $    (723)
U.P. Bryan Plant .....................................            45*            --         2,091          3,115          1,172
                                                                          ---------     ---------      ---------      ---------
                                                                                 --        27,107          4,443            449
                                                                          ---------     ---------      ---------      ---------
GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services (Austin Chalk) .................            45*            --           163           (331)           391
Ferguson-Burleson County Gas Gathering System
   (Ferguson-Burleson) ...............................            45*            --        35,744           (152)           808
Louisiana Chalk Gathering System .....................            50         15,648        15,904           (256)          (237)
Others ...............................................                          571           501             70             35
                                                                          ---------     ---------      ---------      ---------
                                                                             16,219        52,312           (669)           997
                                                                          ---------     ---------      ---------      ---------
OTHER
Belvieu Environmental Fuels ..........................         33.33         58,108        54,988            779            737
Gulf Coast Fractionators .............................         38.75         28,285        28,709          3,625            667
                                                                          ---------     ---------      ---------      ---------
                                                                             86,393        83,697          4,404          1,404
                                                                          ---------     ---------      ---------      ---------
                                                                          $ 102,612     $ 163,116      $   8,178      $   2,850
                                                                          =========     =========      =========      =========

--------------------------
* Prior to the asset exchange on March 31, 2000 discussed below.

For the applicable periods, the Company's net investment in these entities is reported as property, plant and equipment in the consolidated balance sheets and its equity in their pretax earnings is reported as revenues in the consolidated statements of earnings, each under the gas services caption.

      During the third quarter of fiscal 2000, C&L distributed the Jameson gas processing plant and related facilities to its partners, Conoco and a wholly-owned subsidiary of the Company. The Company subsequently purchased Conoco's 50% interest for approximately $23,900,000, and the Jameson facilities became wholly owned and ceased being reported as part of C&L's operations effective October 1, 1999.

       On March 31, 2000, the Company exchanged its share of the gathering and processing assets of C&L (non-operated Oklahoma facilities having a net book value of $26,946,000) for Duke Energy Field Services, Inc.'s share of the Company-operated gathering and processing assets of the U.P. Bryan Plant, Austin Chalk and Ferguson-Burleson partnerships and $11,666,000 in cash. Each of the four partnerships distributed all of their operating assets to their partners prior to the exchange and ceased operations. A gain of $4,884,000 was recognized in connection with the exchange.

      Summarized earnings information (on a 100% basis) for these entities for the three-month periods ended April 30, 2000 and 1999 follows (in thousands):

                                                                               2000             1999
                                                                            --------          --------
           Revenues......................................................   $128,874          $119,873
           Operating earnings............................................     18,213            14,287
           Pretax earnings...............................................     18,151             8,146

(3)   LONG-TERM DEBT,

At April 30, 2000, the Company's outstanding debt consisted of $314,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and borrowings of $10,000,000 under a $250,000,000 bank revolving credit facility. Any amounts then outstanding under the bank revolving credit facility are payable in July 2003. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual, non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $156,725,000 at April 30, 2000.

(4)   INCOME TAXES

Income taxes for the three-month periods ended April 30, 2000 and 1999 consist of the following (in thousands):

                                                                              2000             1999
                                                                             -------          -------
              Current - Federal..........................................    $11,024          $   232
                        State............................................        111               50
                                                                             -------          -------
                                                                              11,135              282
                                                                             -------          -------

              Deferred - Federal.........................................     10,551            2,975
                         State...........................................      1,174              162
                                                                             -------          -------
                                                                              11,725            3,137
                                                                             -------          -------
                                                                             $22,860          $ 3,419
                                                                             =======          =======

      Estimated annual tax rates of 35.4% and 37.6%, respectively, were used in computing the income tax provisions for the three-month periods ended April 30, 2000 and 1999. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of Federal tax credits and charges for state income taxes.

(5)   COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of all such matters cannot be predicted with certainty, management expects that losses, if any, resulting from the ultimate resolution of the matters discussed in this paragraph will not result in charges that are material to the Company's financial position. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

      The Company holds a one-third interest in a partnership which owns a plant that manufactures a gasoline additive known as MTBE. In March 1999, the governor of California ordered that the use of MTBE be phased out in that state over a four-year period. In July 1999, a national advisory panel formed by the EPA recommended that the use of MTBE be reduced, and in August 1999 a group of seven northeastern states took steps that would lead to the phase-out of MTBE usage over a three-year period. Restrictions on the use of MTBE could significantly impact future operations of the MTBE plant partially owned by the Company. However, that facility, which was built in the mid 1990s for approximately $225,000,000, was originally designed in a manner that allows it - with moderate expenditures - to be converted to the production of other products. It is not possible at this time to determine the ultimate impact, if any, of this matter on the Company's financial position or future results of operations.

(6)   SEGMENT INFORMATION

Selected industry segment data for the indicated periods follows (in thousands):

                                                                 Inter-    Segment     Total                     Capital
                                                     Outside    segment   Operating  Operating                   Expendi-
                                                     Revenues   Revenues   Earnings   Earnings         DD&A      tures(a)
                                                     --------   --------  ---------  ---------       --------    --------
THREE MONTHS ENDED APRIL 30, 2000
Exploration and Production........................   $ 89,777   $     --   $ 38,190   $ 35,904       $ 27,112    $ 39,258
                                                     --------   --------   --------   --------       --------    --------

GAS SERVICES
Natural gas processing ...........................    151,601     38,900     24,612     23,878          1,582       1,187
Natural gas gathering and marketing ..............     65,105     96,325      5,316      4,466          3,989       5,322
Other ............................................      4,414         --      4,216      4,155             27          42
Gain from asset exchange (Note 2) ................      4,884         --      4,884      4,884             --          --
                                                     --------   --------   --------   --------       --------    --------
                                                      226,004    135,225     39,028     37,383          5,598       6,551
                                                     --------   --------   --------   --------       --------    --------

CORPORATE ........................................         --         --         --     (3,076)(b)        424          54
                                                     --------   --------   --------   --------       --------    --------
                                                     $315,781   $135,225   $ 77,218   $ 70,211       $ 33,134    $ 45,863
                                                     ========   ========   ========   ========       ========    ========

THREE MONTHS ENDED APRIL 30, 1999
EXPLORATION AND PRODUCTION
Operations........................................   $ 46,749   $     --   $  2,310   $   (257)      $ 23,626    $ 21,152
Water well litigation provision reversal .........         --         --      9,000      9,000             --          --
                                                     --------   --------   --------   --------       --------    --------
                                                       46,749         --     11,310      8,743         23,626      21,152
                                                     --------   --------   --------   --------       --------    --------
GAS SERVICES
Natural gas processing ...........................     61,169     16,381      3,896      3,206            925       2,058
Natural gas gathering and marketing ..............     50,634     42,338      6,392      5,608          2,562       2,935
Other ............................................      1,404         --      1,207      1,127             27          71
                                                     --------   --------   --------   --------       --------    --------
                                                      113,207     58,719     11,495      9,941          3,514       5,064
                                                     --------   --------   --------   --------       --------    --------

CORPORATE ........................................         --         --         --     (2,148)(b)        592         107
                                                     --------   --------   --------   --------       --------    --------
                                                     $159,956   $ 58,719   $ 22,805   $ 16,536       $ 27,732    $ 26,323
                                                     ========   ========   ========   ========       ========    ========

-------------------------------
(a)  On accrual basis, including exploratory expenses and acquisitions.
(b)  General corporate expenses.

      The Company's reported business segments are based on the organizational structure used by management to assess performance and make resource allocation decisions. The Company's three principal business segments are: exploration and production, natural gas processing, and gas gathering and marketing. Exploration and production segment operations include the exploration for and development and production of natural gas and oil. Natural gas processing segment operations include the extraction of natural gas liquids from natural gas processed at facilities owned by the Company and third parties. The gas gathering and marketing segment operates Company-owned natural gas gathering systems and markets natural gas through purchase and resale transactions.

      After entering into a defense cost reimbursement agreement with an insurance carrier during March 1999, a water well litigation provision reversal of $9,000,000 was recorded during the quarter ended April 30, 1999.

(7)   SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid totaled $10,333,000 and $9,689,000 during the three-month periods ended April 30, 2000 and 1999. Income taxes paid totaled $1,000 during the three-month period ended April 30, 2000; income tax refunds totaling $1,335,000 were collected during the comparable prior-year period. Other than the asset exchange discussed in Note 2, there were no significant non-cash investing or financing activities during the three-month periods ended April 30, 2000 and 1999.

(8) EARNINGS PER SHARE

The Company is required to make separate earnings per share computations for its Class A and Class B common stock since the shares are not convertible into each other and different per share cash dividends are paid on the separate classes. In those computations, differences between net earnings and total dividends paid are apportioned between the classes on a pro rata per-share basis and then added to the respective dividends paid to each of the classes. Accordingly, differences in earnings per share for Class A and Class B shares occur because of the dividend premium on the Class B shares. The following table sets forth basic and diluted earnings per share information for the three-month periods ended April 30, 2000 and 1999.

                                                                            2000                       1999
                                                                    ---------------------      --------------------
                                                                     Class A     Class B        Class A    Class B
                                                                    ---------   ---------      ---------  ---------
Net earnings.......................................................    $.84       $.85           $.11       $.12
                                                                       ====       ====           ====       ====

      There were no differences in the reported basic and diluted earnings per share because the earnings amounts were the same in the basic and diluted computations, and the dilutive effect of stock options did not significantly increase the number of weighted average shares outstanding. The following table reconciles the weighted average shares outstanding used in the basic and diluted computations for the three-month periods ended April 30, 2000 and 1999 (in thousands):

                                                                            2000                       1999
                                                                    ---------------------      --------------------
                                                                     Class A     Class B        Class A    Class B
                                                                    ---------   ---------      ---------  ---------
Used in basic computations.........................................   22,321      26,805         22,322     26,796
Dilutive effect of stock options...................................        6         338             --         20
                                                                      ------      ------         ------     ------
Used in diluted computations.......................................   22,327      27,143         22,322     26,816
                                                                      ======      ======         ======     ======


Excluded from these computations because their effect would have been antidilutive were stock options covering 347,050 Class B shares for the three-month period ended April 30, 2000 and 78,258 Class A and 1,678,735 Class B shares for the three-month period ended April 30, 1999.

       At their annual meeting on June 28, 2000, the Company's stockholders will vote on a proposal to combine the Class A and Class B shares into a single voting class. The combination would occur by early July. Thereafter, earnings per share would be reported for the single class and prior-period amounts would be restated for comparability purposes.

(9) STOCK OPTIONS AND BONUS UNITS

On May 1, 2000, stock options covering 453,100 shares and 342,800 bonus units were issued to employees by the Company at option/floor prices of $23.9375. Like previous grants, these awards vest in three equal annual installments and have ten-year lives.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. After being adversely impacted by unusually low prices for its products in fiscal 1999 and early fiscal 2000, the Company's results for the final three quarters of fiscal 2000 improved dramatically as energy prices rose sharply. The upward price trend continued into the first quarter of fiscal 2001. Also, contributing to the earnings improvement were reduced costs and expenses resulting from the personnel reduction program undertaken late in fiscal 1999, a lowering of geological and geophysical expenses, and other actions taken by the Company. Earnings per share, excluding the impact of unusual items, for fiscal 2001's first quarter were $.78 and $.79 per share, respectively, for the Company's Class A and Class B shares, the highest such per share earnings levels in the Company's history. For the last four quarters, the Company's net earnings totaled $133.2 million ($2.68 and $2.72 per share for Class A and Class B shares). Its cash flows from operating activities during that period totaled $315.9 million.

      While the Company's earnings and cash flows are affected by many things, energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices for the first quarter of fiscal 2001 and the prior two fiscal years:


                                                             Crude Oil and
                          Natural Gas (per Mcf)            Condensate (per Bbl)               NGLs (per Bbl)
                       ---------------------------     ---------------------------     ---------------------------
                        2001      2000       1999       2001      2000       1999       2001       2000      1999
                       ------    ------     ------     ------    ------     ------     ------     ------    ------
First quarter.........  $3.02     $1.84      $2.29     $26.83    $12.56     $13.93     $20.51     $10.68    $11.44
Second quarter........             2.40       2.25                16.44      12.33                 13.33     10.22
Third quarter.........             2.94       1.90                20.67      12.22                 17.52      9.79
Fourth quarter........             2.78       1.99                24.32      10.25                 17.96      9.27
Fiscal year...........             2.50       2.11                18.49      12.18                 15.07     10.23


Prices fell throughout fiscal 1999 to low points not seen for oil and NGLs since 1986 as worldwide oil production rose during a period of relatively weak demand and inventories reached unusually high levels. During fiscal 2000, worldwide oil production fell as OPEC and other countries adopted lower production targets. Excess inventories were worked down and prices for oil and NGLs rose steadily. After being at record lows early in fiscal 2000, oil and NGL prices rose early in fiscal 2001 to levels not seen in many years. Natural gas prices - while not moving steadily upward - were relatively strong in fiscal 2000. As shown in the table above, gas prices strengthened further in the current fiscal year, due to reduced deliverability, low storage levels and strong demand. Recently, natural gas sales prices have exceeded $4.00 per Mcf.

      After taking actions late in fiscal 1999 to sharply reduce operating costs and capital expenditures to position itself to operate in a low-energy-price environment, the Company began taking steps in the first half of fiscal 2000 to substantially increase its development drilling and well recompletion programs in the Barnett Shale area of North Texas as the price outlook improved. The Company's accelerated Barnett development program begun in the last half of fiscal 2000 pushed natural gas sales to a record 279 MMcf per day in fiscal 2001's first quarter.

Six rigs are currently drilling in the Barnett, and the Company plans to drill as many wells there in the first half of fiscal 2001 as were drilled in all of fiscal 2000 (and twice as many for the full year). This, coupled with an expanded infill drilling program in the Limestone County area, should allow the Company to exceed the 15% year-to-year target it previously set for natural gas sales growth in fiscal 2001.

      With improved NGL economics, the acquisition in October 1999 of the other 50% interest in the Jameson plant and increased gathering throughput, NGL production volumes increased during fiscal 2000 and rose further in the recently completed quarter. NGL production averaged 51,400 barrels per day during fiscal 2001's first quarter, a level not reached since the early 1990s when three times as many plants were being operated. An exchange of the Company's interests in several Oklahoma systems for Duke Energy's 55% interest in jointly owned processing and gathering assets in the Austin Chalk area of Central Texas was closed on March 31, 2000, as scheduled. As a result, the Company's involvement in the operations of four partnerships ceased, and it now has total ownership and operating control of all its major gas processing and gathering facilities. This lowered operating costs and gives the Company more flexibility in using these facilities. NGL production is expected to increase further after completion of a major expansion of the Bridgeport plant that is now in progress. If things go as currently anticipated, the Company's daily NGL production could rise to 60,000 barrels per day during next year's first quarter.

      By capturing a large portion of the new gas supplies being developed along its systems, the Company expects to further grow its gathering and processing volumes in fiscal 2001 and beyond. By the end of fiscal 2001, volumes on the Vanderbilt system are expected to equal 125,000 Mcf per day with 6,000 barrels of associated NGLs, up from 20,000 Mcf and 1,300 barrels early in fiscal 2000 (and none prior to August 1998).

CAPITAL AND EXPLORATORY EXPENDITURES. As previously reported, the Company's fiscal 2001 capital budget was set at a level 50% above the amount spent in the prior year (excluding the $23.9 million Jameson acquisition). Recently, the fiscal 2001 budget was raised by $15.5 million to cover an expansion of the processing capacity of the Bridgeport plant from 210 to 310 MMcf per day. A comparison of the revised annual budget for capital and exploratory expenditures with actual first quarter spending follows (in millions):

                                                         Revised         First
                                                          Annual        Quarter
                                                          Budget        Spending
                                                         --------       --------
Exploration and production .......................       $  183.1       $   39.3
Gas services .....................................           51.7            6.5
Corporate ........................................            2.2             .1
                                                         --------       --------
                                                         $  237.0       $   45.9
                                                         ========       ========

First quarter capital spending was below one-fourth of the full year's budget primarily because of contractor-related delays affecting drilling activities and the lack of any spending on the Bridgeport plant expansion.

FINANCING MATTERS. Cash provided by operating activities totaled $104.5 million in fiscal 2001's first quarter. This, coupled with cash proceeds from the asset exchange with Duke and sales of non-strategic assets, funded the capital program and allowed long-term debt to be paid down by $45 million, to $324.3 million. Treasury stock purchases totaling almost $1 million were made in the first quarter under the Company's recently announced buyback program. At quarter-end, long-term debt comprised 43% of total capitalization, down from 48% at the beginning of the year.

      The Company has a $250 million bank revolving credit facility and a $25 million bank money-market facility. At April 30, 2000, borrowings of $10 million were outstanding under the revolving credit facility. While the Company has no immediate plans to issue additional senior notes or to increase the size of its bank revolving credit facility, it has the borrowing capacity to do so should business opportunities arise that require funding in excess of the amount available under the existing bank credit facility ($240 million at April 30, 2000). Because of a receivable sales agreement that lowers costs and eliminates the need to fund the Company's receivables with bank borrowings, the Company's long-term debt and working capital balances were each $60 million less at April 30, 2000 than they otherwise would have been.

DISCLOSURES ABOUT MARKET RISK. The Company's major market risk exposure involves prices for crude oil, natural gas and NGLs. Realized prices for these products are driven primarily by prevailing world crude oil prices and domestic natural gas prices. Such prices historically have been volatile (as shown by the table on page 11), and this is expected to continue. In general, a $1.00 change in the per-barrel price of oil, together with an equivalent change in the prices for natural gas and NGLs based on Btu content (16.7 cents for gas and 67 cents for NGLs), changes the Company's annual segment operating earnings and cash flows by approximately $23 million and its after-tax annual net earnings by $15 million.

      The Company is partially hedged with respect to natural gas prices since besides being a seller it also purchases gas in connection with its gas processing operations (after the recent asset exchange, such purchases normally should range from 40% to 45% of gas sales). Since it has this physical hedge, the Company rarely enters into hedging transactions to manage its exposure to price fluctuations. It does not hold or issue derivative instruments for trading purposes. The Company had no open hedge positions at April 30, 2000, and its hedging activities during the last three years were insignificant.

      The Company's exposure to changing interest rates is limited since almost 97% of its long-term debt at April 30, 2000 consisted of senior notes with fixed interest rates.


OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three-month periods ended April 30, 2000 and 1999 follow:


                                                          2000           1999
                                                       ----------     ----------
AVERAGE DAILY VOLUMES
Natural gas sales (Mcf) ..........................        279,100        243,900
Crude oil and condensate sales (Bbls) ............          5,700          6,100
Natural gas liquids produced (Bbls) ..............         51,400         42,100
Pipeline throughput (Mcf) ........................        708,000        505,000

AVERAGE SALES PRICES
Natural gas (per Mcf) ............................     $     3.02     $     1.84
Crude oil and condensate (per Bbl) ...............          26.83          12.56
Natural gas liquids produced (per Bbl) ...........          20.51          10.68


RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2000
COMPARED WITH THREE MONTHS ENDED APRIL 30, 1999

Net earnings for the three-month periods ended April 30, 2000 and 1999 - both before and after unusual items - are summarized in the table on the following page. For fiscal 2001's first quarter, net earnings totaled $41.7 million, versus $5.7 million during the comparable prior-year period. Exclusive of unusual items, first quarter after-tax earnings totaled $38.5 million, versus $.1 million for the comparable prior-year period. Higher energy prices and volumes were the principal causes of the period-to-period earnings improvement.

      The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                                          Segment
                                                                     Operating Earnings
                                                                    ----------------------
                                                                    Exploration
                                                                        and         Gas                    Pretax       Net
                                                                     Production   Services     Other*     Earnings    Earnings
                                                                    -----------  ----------   --------    --------    --------
FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEMS ...........................   $   11.3    $   11.5    $  (13.7)   $    9.1    $    5.7
ELIMINATE IMPACT OF FISCAL 2000 UNUSUAL ITEMS -
   Water well litigation provision reversal (see page 9) ..........       (9.0)         --          --        (9.0)       (5.6)
                                                                      --------    --------    --------    --------    --------

FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEMS ..........................        2.3        11.5       (13.7)         .1          .1
                                                                      --------    --------    --------    --------    --------
MAJOR INCREASES (DECREASES)
Higher natural gas sales price ....................................       28.3          --          --        28.3        18.4
Higher natural gas sales volumes ..................................        2.5          --          --         2.5         1.6
Higher oil and condensate sales price .............................        7.0          --          --         7.0         4.6
Higher DD&A rate ($.90 versus $.87 per equivalent Mcf produced) ...       (1.8)         --          --        (1.8)       (1.2)
Higher NGL margins ................................................         --        18.5          --        18.5        12.0
Higher NGL volumes ................................................         --         2.4          --         2.4         1.5
Equity in earnings of MTBE partnership ............................         --         2.9          --         2.9         1.9
Lower interest expense incurred ...................................         --          --         1.4         1.4          .9
Higher effective income tax rate ..................................         --          --          --          --         (.2)
Other, net ........................................................        (.1)       (1.2)        (.4)       (1.7)       (1.1)
                                                                      --------    --------    --------    --------    --------
                                                                          35.9        22.6         1.0        59.5        38.4
                                                                      --------    --------    --------    --------    --------
FISCAL 2001 AMOUNTS BEFORE UNUSUAL ITEMS ..........................       38.2        34.1       (12.7)       59.6        38.5
Gain from asset exchange (see page 7) .............................         --         4.9          --         4.9         3.2
                                                                      --------    --------    --------    --------    --------

FISCAL 2001 AMOUNTS AFTER UNUSUAL ITEMS ...........................   $   38.2    $   39.0    $  (12.7)   $   64.5    $   41.7
                                                                      ========    ========    ========    ========    ========


--------------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings of $38.2 million during fiscal 2001's first quarter were $35.9 million above those of the comparable prior-year period. This improvement was principally due to higher prices for natural gas and oil and increased natural gas sales volumes.

HIGHER NATURAL GAS SALES PRICE ($28.3 MILLION INCREASE). During the first quarter of fiscal 2001, the Company's natural gas sales price averaged $3.02 per Mcf, $1.18 (64%) above the prior period's $1.84, increasing operating earnings by $28.3 million.

HIGHER NATURAL GAS SALES VOLUMES ($2.5 MILLION INCREASE). Natural gas sales averaged 279.1 MMcf per day during fiscal 2001's first quarter, 14% above the
243.9 MMcf of the comparable prior-year period, improving operating earnings by $2.5 million.

HIGHER OIL AND CONDENSATE SALES PRICE ($7.0 MILLION INCREASE). The Company's sales price for oil and condensate averaged $26.83 per barrel during fiscal 2001's first quarter, more than double the prior period's $12.56, increasing operating earnings by $7.0 million.

GAS SERVICES OVERVIEW

Exclusive of unusual items, gas services operating earnings rose $22.6 million to $34.1 million during the first three months of fiscal 2001. The sharply higher earnings were principally due to price-related improvements in gas processing margins and higher NGL production volumes. NGL production volumes averaged 51,400 barrels per day, up 22% from the 42,100 of the corresponding prior year period. The increased volumes were principally due to (i) the October 1, 1999 acquisition of a 50% interest in the Jameson plant, (ii) increased throughput of the Company's Vanderbilt system that is processed at the Exxon Katy plant and (iii) restarting of the Huckabay plant to handle the Company's increasing North Texas gas production.

HIGHER NGL MARGINS ($18.5 MILLION INCREASE). The average price for NGLs produced during fiscal 2001's first quarter of $20.51 per barrel was 92% above the prior-year period's $10.68, improving NGL revenues by $42.4 million. Because of the quarter's impact of higher NGL and natural gas prices on producer settlement and gas shrinkage costs, feedstock costs also increased, resulting in a net $18.5 million price-related increase in NGL margins.

HIGHER NGL VOLUMES ($2.4 MILLION INCREASE). The previously discussed period-to-period increase in NGL volumes added $2.4 million to operating earnings.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($2.9 MILLION INCREASE). This variance occurred both because of fewer downtime days in fiscal 2001's first quarter (8 versus 22) and higher sales prices during the current period.

LOWER INTEREST EXPENSE INCURRED ($1.4 MILLION INCREASE). This favorable variance was primarily due to a lower average debt balance during the first three months of fiscal 2001 ($365.3 million versus $464.5 million), lowering interest expense by $1.8 million. Reducing the year-to-year savings somewhat were fiscal 2001's higher interest rates,which also increased the fees paid under the accounts receivable securitization program.

                           Part II - Other Information



ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings pending or contemplated at April 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 27. Financial Data Schedule.

      (b) No reports were filed on Form 8-K by Mitchell Energy & Development Corp. during the three-month period ended April 30, 2000.

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





                                  MITCHELL ENERGY & DEVELOPMENT CORP.
                                  -----------------------------------
                                             (Registrant)




Dated:  June 2, 2000              By      /s/ Philip S. Smith
                                  --------------------------------------
                                  Philip S. Smith
                                  Senior Vice President - Administration
                                  and Chief Financial Officer

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER                        DESCRIPTION
     ------                        -----------
       27                    Financial Data Schedule