Form 10-K405/A
period 2000-01-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2000-07-26
CIK 311995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
                   requirements for the past 90 days. Yes X    No
                                                         ----    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of voting stock held by nonaffiliates of the registrant at March 31, 2000 was approximately $89,425,175.


              Shares of common stock outstanding at March 31, 2000:
                              Class A - 22,321,634
                              Class B - 26,811,769

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following documents are incorporated by reference into the indicated parts of this report:
   Annual Report to Stockholders for the fiscal year ended January 31, 2000 --
                                Parts I and II.
          Definitive Proxy Statement to be filed within 120 days after
                          January 31, 2000 -- Part III.

================================================================================

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends Exhibit No. 99 to its annual report on Form 10-K for the year ended January 31, 2000 as set forth in the pages attached hereto:

         Exhibit 99 -- Form 11-K for the year ended January 31, 2000 for the Mitchell Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedule required by that form and the related Report of Independent Public Accountants on such statements and schedule together with their consent to incorporate such report into previously filed Form S-8 registration statements.

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

                                             Mitchell Energy & Development Corp.
                                             -----------------------------------
                                                        (Registrant)


                                             By: /s/ Philip S. Smith
                                                --------------------------------
                                                Philip S. Smith
                                                Senior Vice President --
                                                Administration
                                                Chief Financial Officer and
                                                Principal Accounting Officer


Date:  July 25, 2000

                                                                      EXHIBIT 99




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 11-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission file number 1-6959


                                   ----------


                       MITCHELL ENERGY & DEVELOPMENT CORP.
                             THRIFT AND SAVINGS PLAN

                                   ----------

                       MITCHELL ENERGY & DEVELOPMENT CORP.
            (Name of issuer of securities held pursuant to the Plan)

                 P. O. Box 4000, The Woodlands, Texas 77387-4000
           (Address of Plan and principal executive office of issuer)

           Mitchell Energy & Development Corp. Thrift and Savings Plan
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                               Page
                                                                               ----
Report of Independent Public Accountants.......................................  1

Statements of Net Assets Available for Plan Benefits at
    January 31, 2000 and 1999..................................................  2

Statements of Changes in Net Assets Available for Plan Benefits
      for the Years Ended January 31, 2000 and 1999............................  3

Notes to Financial Statements -- January 31, 2000 and 1999.....................  4

Schedule I -- Schedule of Assets Held for
    Investment Purposes at January 31, 2000....................................  7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Administrative Committee of the Mitchell
Energy & Development Corp. Thrift and Savings Plan:


We have audited the accompanying statements of net assets available for plan benefits of the Mitchell Energy & Development Corp. Thrift and Savings Plan at January 31, 2000 and 1999, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements and the supplemental schedule referred to below are the responsibility of the Administrative Committee. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Mitchell Energy & Development Corp. Thrift and Savings Plan at January 31, 2000 and 1999, and the changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes at January 31, 2000 is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP


Houston, Texas
July 25, 2000

           Mitchell Energy & Development Corp. Thrift and Savings Plan
              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                          AT JANUARY 31, 2000 AND 1999

                                                                                 2000           1999
                                                                             ------------   ------------
   ASSETS
   Investments (at current values)
     Mutual funds
       AIM Value Fund ....................................................   $ 10,722,311   $  9,834,206
       Davis New York Venture Fund, Inc. .................................      8,226,929      9,052,834
       Merrill Lynch Basic Value Fund, Inc. ..............................     10,469,201     14,568,639
       Merrill Lynch Capital Fund, Inc. ..................................      8,121,972     12,284,565
       Oppenheimer Main Street Growth and Income Fund ....................      8,388,082      8,433,011
       Other .............................................................     13,048,332      9,677,476
                                                                             ------------   ------------
                                                                               58,976,827     63,850,731
                                                                             ------------   ------------

     Common collective trusts
       Merrill Lynch Retirement Preservation Trust .......................     49,496,578     54,886,918
       Other .............................................................      5,736,364      4,899,761
                                                                             ------------   ------------
                                                                               55,232,942     59,786,679
                                                                             ------------   ------------

     MEDC Common Stock
       Class A ...........................................................     13,277,672      7,682,062
       Class B ...........................................................     16,254,164      8,567,074
                                                                             ------------   ------------
                                                                               29,531,836     16,249,136
                                                                             ------------   ------------

     Participants' loans .................................................      5,139,461      6,209,830
     CMA Money Fund ......................................................         60,202             --
                                                                             ------------   ------------
                                                                              148,941,268    146,096,376
   Receivables and other .................................................        194,012            246
                                                                             ------------   ------------
       Total assets ......................................................    149,135,280    146,096,622

   LIABILITIES
   Due to trustee ........................................................        193,987             --
                                                                             ------------   ------------

   NET ASSETS AVAILABLE FOR PLAN BENEFITS ................................   $148,941,293   $146,096,622
                                                                             ============   ============


----------
The accompanying notes are an integral part of this statement.

           Mitchell Energy & Development Corp. Thrift and Savings Plan
         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999






                                                                           2000             1999
                                                                      -------------    -------------
Earnings on investments
 Mutual fund distributions ........................................   $   5,031,196    $   3,997,629
 Interest income from investments .................................       3,377,415        3,411,906
 Cash dividends on MEDC common stock ..............................         660,957          501,234
 Interest income from participant loans ...........................         513,126          631,579
 Net appreciation (depreciation) of investments
   Mutual funds ...................................................       2,173,283        4,735,373
   Common collective trusts .......................................         493,593        1,012,562
   MEDC Common Stock ..............................................      13,433,656      (13,429,042)

Contributions
 Members (including rollovers of $1,119,044 and $625,182) .........       4,436,846        4,739,945
 Company ..........................................................       2,479,250        3,075,986

Distributions to withdrawing members ..............................     (29,749,805)      (7,048,264)

Administration fees ...............................................          (4,846)          (8,000)
                                                                      -------------    -------------

Increase in net assets ............................................       2,844,671        1,620,908

Net assets available for plan benefits, beginning of year .........     146,096,622      144,475,714
                                                                      -------------    -------------

Net assets available for plan benefits, end of year ...............   $ 148,941,293    $ 146,096,622
                                                                      =============    =============


----------
The accompanying notes are an integral part of this statement.

           Mitchell Energy & Development Corp. Thrift and Savings Plan
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2000 AND 1999


(1) SUMMARY OF THE PLAN AND ACCOUNTING POLICIES

GENERAL

The Mitchell Energy & Development Corp. Thrift and Savings Plan (the Plan) was adopted by Mitchell Energy & Development Corp. (MEDC) and certain of its subsidiaries (collectively the Company) to encourage their employees to provide additional security for their retirement. Full-time employees of the Company are eligible to become members of the Plan on the first of the month following their completion of a one-month eligibility period. Other employees are eligible to become members after completing one year of participation service as defined in the Plan's provisions. Members should refer to the Plan document for a complete description of the Plan's provisions.

AMENDMENT TO THE PLAN

The Plan was amended effective November 1, 1999 to increase from 14% to 19%, with certain limitations, the maximum percentage of base salary that participants may elect to defer and contribute to the Plan. Also, the Plan was restated effective February 1, 2000 to incorporate all prior Plan amendments.

ADMINISTRATION

The Plan is administered by an administrative committee appointed by MEDC's Board of Directors. The committee has broad responsibilities regarding the supervision and administration of the Plan. Members of the administrative committee receive no compensation from the Plan for their services. Except for loan processing fees charged to members who have more than one loan outstanding, administrative expenses have been paid by the Company. Should the Company choose not to pay such expenses in the future, however, they would be paid by the Plan and charged to the members' accounts.

TRUSTEE

Plan investments are held by Merrill Lynch Trust Company of Somerset, New Jersey (Trustee), as trustee of the Plan. The Trustee receives contributions and makes payments to members in accordance with the terms of the Plan.

BASIS OF ACCOUNTING

The records of the Plan are maintained on the accrual basis of accounting. Purchases and sales of securities are recorded on a trade-date basis.

INVESTMENT VALUATION

For financial statement purposes, mutual funds and MEDC Common Stock are carried at market values which are determined based upon published market quotations. The Merrill Lynch Retirement Preservation Trust (MLPRT) is valued $1 per unit, MLPRT invests in guaranteed investment contracts which are valued at contract value which approximates fair value. The effective yield for the years ended January 31, 2000 and 1999 was 6.6%. The Merrill Lynch Equity Index Trust I Fund is valued at quoted market prices of its underlying investments and participant loans are valued at their principal amounts which approximate market.

INVESTMENT INCOME AND RECOGNITION

Purchases and sales are recorded on trade date. Realized gains (losses) on sales of investments and unrealized appreciation (depreciation) of investments are reported as net appreciation (depreciation) of investments in the statements of changes in net assets available for plan benefits. The average cost method is used to determine the cost of securities sold. Interest income is recorded on an accrual basis, and dividends are recorded on the ex-dividend date.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the accompanying financial statements and disclosures. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES

The Plan provides for various investments in common collective trusts, mutual funds and common stocks. Investment securities, in general, are exposed to various risks, including interest rate, credit and overall market volatility risks. Because of the risks associated with investment securities, it is reasonably possible that changes in their values will occur in the near term.

ADOPTION OF STATEMENT OF POSITION 99-3

AICPA Statement of Position 99-3 (SOP 99-3), "Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters" was issued in September 1999. Among other things, SOP 99-3 reduced required disclosures by defined contribution plans concerning participant-directed investments. SOP 99-3 was adopted by the Plan effective February 1, 1999.

CONTRIBUTIONS AND INVESTMENT OPTIONS

Members may elect, with certain limitations, to reduce their compensation by instructing the Company to contribute from 1% to 19% of their base salary (14% prior to November 1, 1999) to the Plan on a pretax basis. Amounts so deferred, as limited by applicable Federal income tax regulations, are not included in a member's adjusted gross income for Federal income tax purposes in the year the income is deferred and contributed to the Plan. Members may also make after-tax contributions to the Plan which do not receive the favorable tax treatment. The total of a member's pretax and after-tax contributions may not exceed 19% of base salary (14% prior to November 1, 1999).

The Company makes contributions to the Plan of an amount equal to 100% of a member's contributions, up to 6% of base salary. Each participant's account is credited with his or her contributions and the applicable matching contributions and an allocation of the Plan's earnings. Allocations of earnings are based on the proportion that each participant's account balance bears to the total of all participant account balances.

Members may direct the Trustee to invest their contributions in one or more of the investment options offered by the Plan. The investment options include MEDC Common Stock, fifteen mutual funds and two common collective trusts -- which are trusteed by Merrill Lynch Trust Company. In addition, there are three Goal Manager options that invest in certain of the available investment options.

VESTING

A member becomes vested in the Company's matching contributions upon completing five years of vesting service. A year of vesting service is defined as the performance of 1,000 hours of service in a Plan year. During January 1999, in connection with a reduction in force, the Company fully vested the accounts of members whose employment was terminated who were not already vested in the Company's matching contributions to their respective accounts.

FORFEITURES

When a member who has not yet vested terminates employment, the value of his/her share of Company contributions is forfeited and used to reduce future Company contributions. During the Plan years ended January 31, 2000 and 1999, forfeitures of $38,202 and $18,861 occurred, and forfeitures of $10,000 and $35,404 were used to reduce the Company's contributions. At January 31, 2000 and 1999, an additional $28,972 and $770, respectively, was available to reduce the Company's future contributions. For members re-employed before completing a break in service, as defined by the Plan, Company contributions are reinstated upon the member's reinvestment of applicable amounts in the Plan.

DISTRIBUTIONS, WITHDRAWALS AND LOANS

A withdrawing member is entitled to receive the value of his/her contributions and, upon retirement, death, permanent disability or termination after having completed five years of vesting service, is also entitled to receive 100% of the value of applicable Company contributions.

Distributions of member account balances invested in the MEDC Common Stock Fund are made in kind with fractional shares paid in cash. Distributions from all other investment funds are paid in cash. Members may request that distributions from the MEDC Common Stock Fund be in cash (rather than stock), subject to procedures established by the administrative committee. Distributions paid to withdrawing members were unusually large in fiscal 2000 because of the reduction in force implemented by the Company late in the previous year.

Withdrawals of members' pretax contributions are limited by Section 1.401(k)-1 of the Internal Revenue Code to instances of a member's death, retirement, disability, separation from service, attainment of age 59-1/2 or conditions of severe hardship. One withdrawal may be made during a twelve-month period. Fund balances arising from a member's rollover of balances from other plans may be withdrawn at any time.

Members are eligible to borrow up to the lesser of 50% of the vested value of their total Plan investments or $50,000. Such loans are evidenced by promissory notes, which are secured by the member's account and bear interest at a quoted prime rate plus two percent. Account balances pledged to secure loans may not be withdrawn from the Plan.

TERMINATION

The Plan may be terminated, amended or modified by MEDC's Board of Directors at its option. If the Plan is terminated, and after all expenses are paid, any unallocated contributions, forfeitures, income and expenses will be allocated among the members' accounts. All members would then be fully vested and would be entitled to receive all of their then-existing account balances.

(2) FEDERAL INCOME TAX STATUS

The Plan is designed to operate as a non-tax-paying entity, and income taxes have not been provided in its financial statements. The Plan obtained its latest determination letter on December 29, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code (the Code). Although the Plan has been amended since receiving the determination letter, the administrative committee believes that it continues to operate in compliance with the applicable requirements of the Code.

(3) FORM 5500 REPORTING

Although distributions to participants must be reported on a cash basis in the Plan's financial statements, the instructions for Form 5500 require that such transactions be reported when approved for payment. At January 31, 2000, $87,141 of approved distributions remained unpaid. A reconciliation follows of resultant differences between amounts included in the accompanying financial statements and amounts to be reported in the Plan's Form 5500 for the year ended January 31, 2000:

                                                      Net Assets Available    Distributions to
                                                        For Plan Benefits    Withdrawing Members
                                                      --------------------   -------------------
    Amounts per financial statements...............        $148,941,293         $29,749,805
    Accrual of unpaid distributions................             (87,141)             87,141
                                                           ------------         -----------
    Amounts per Form 5500..........................        $148,854,152         $29,836,946
                                                           ============         ===========

                                                                      SCHEDULE I

           Mitchell Energy & Development Corp. Thrift and Savings Plan
                 SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                               AT JANUARY 31, 2000





                                                                                               Current         Shares/
                              Identity of Issue/Description                                     Value           Units
                              -----------------------------                                  ------------    -----------
    Mutual Funds
       AIM Value Fund ....................................................................   $ 10,722,311        225,069
       Alger MidCap Growth Retirement Portfolio ..........................................        276,337         19,045
       Alliance Premier Growth Fund, Inc. ................................................        757,641         21,778
       Davis New York Venture Fund, Inc. .................................................      8,226,929        289,477
       Franklin Income Fund ..............................................................      1,077,104        500,978
       John Hancock Small Cap Growth Fund (formerly Emerging Growth Fund) ................      3,802,646        255,211
       Massachusetts Investors Growth Stock Fund .........................................        815,250         41,425
       Merrill Lynch Basic Value Fund, Inc. ..............................................     10,469,201        285,264
       Merrill Lynch Capital Fund, Inc. ..................................................      8,121,972        260,989
       Merrill Lynch Global Allocation Fund, Inc. ........................................      2,321,542        168,717
       Oppenheimber Main Street Growth and Income Fund ...................................      8,388,082        208,971
       Pilgrim Worldwide Growth ..........................................................      1,391,320         47,943
       PIMCO Total Return Fund ...........................................................        119,051         12,148
       Templeton Foreign Fund ............................................................      2,487,441        239,407
                                                                                             ------------
                                                                                               58,976,827
                                                                                             ------------

    Common Collective Trusts
       Merrill Lynch Equity Index Trust I Fund* ..........................................      5,736,364         59,685
       Merrill Lynch Retirement Preservation Trust * .....................................     49,496,578     49,496,578
                                                                                             ------------
                                                                                               55,232,942
                                                                                             ------------

    Mitchell Energy & Development Corp. *
        Class A Common Stock .............................................................     13,277,672        590,119
        Class B Common Stock .............................................................     16,254,164        722,407
                                                                                             ------------
                                                                                               29,531,836
                                                                                             ------------

    CMA Money Fund .......................................................................         60,202         60,202
                                                                                             ------------

    Participants' Loans, at interest rates ranging from 8% to 11% ........................      5,139,461
                                                                                             ------------

                                                                                             $148,941,268
                                                                                             ============



----------
*  Party-in-interest to the Plan.




 Note -- Cost amounts need not be reported for participant-directed investments.

          MITCHELL ENERGY & DEVELOPMENT CORP. THRIFT AND SAVINGS PLAN
                                INDEX TO EXHIBIT


Exhibit
Number                 Description
-------                -----------

  23                   Consent of Independent Public Accountants