Form 10-Q
period 2000-07-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2000-09-11
CIK 311995

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

                       FOR THE QUARTER ENDED JULY 31, 2000

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


  Shares of common stock outstanding at August 31, 2000............ 49,296,853

================================================================================

                                      INDEX



                                                                                                            Page
Part I - Financial Information                                                                             Number
                                                                                                           ------
       Item 1.  Financial Statements
          Representation...............................................................................        1

          Consolidated Balance Sheets..................................................................        2

          Unaudited Consolidated Statements of Earnings................................................        3

          Unaudited Consolidated Statement of Stockholders' Equity.....................................        4

          Unaudited Condensed Consolidated Statements of Cash Flows....................................        5

          Notes to Unaudited Consolidated Financial Statements.........................................        6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations.................................................       11


Part II - Other Information

       Item 1.  Legal Proceedings......................................................................       18

       Item 2.  Changes in Securities..................................................................       18

       Item 4.  Submission of Matters to Vote of Security Holders......................................       18

       Item 5.  Other Information......................................................................       19

       Item 6.  Exhibits and Reports on Form 8-K.......................................................       19


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

                         Part I - Financial Information




ITEM 1.  FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote dis closures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments - which include only normal and recurring adjustments - necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Fiscal 2000 Annual Report and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)


                                                                                       JULY 31,       January 31,
                                                                                        2000             2000
                                                                                     -----------      -----------
ASSETS                                                                               (unaudited)
CURRENT ASSETS
Cash and cash equivalents ......................................................     $    15,491      $    15,957
Trade receivables ..............................................................          97,723           46,103
Inventories ....................................................................          13,498            7,178
Other ..........................................................................           9,243            6,194
                                                                                     -----------      -----------
     Total current assets ......................................................         135,955           75,432
                                                                                     -----------      -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,531,446 and $1,492,640
Exploration and production
  Oil and gas properties .......................................................         729,738          694,064
  Support equipment and facilities .............................................          12,645           13,025
Gas services (including investments in equity partnerships) (Note 2)
  Natural gas processing .......................................................          83,983          105,489
  Natural gas gathering ........................................................         171,979          153,834
  Other ........................................................................          90,777           85,243
Corporate ......................................................................           3,132            3,784
                                                                                     -----------      -----------
                                                                                       1,092,254        1,055,439
                                                                                     -----------      -----------

LONG-TERM INVESTMENTS AND OTHER ASSETS .........................................          38,110           37,197
                                                                                     -----------      -----------
                                                                                     $ 1,266,319      $ 1,168,068
                                                                                     ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Oil and gas proceeds payable ...................................................     $   120,201      $    83,526
Accounts payable ...............................................................          41,114           36,411
Accrued liabilities ............................................................          45,927           32,345
                                                                                     -----------      -----------
     Total current liabilities .................................................         207,242          152,282
                                                                                     -----------      -----------
LONG-TERM DEBT (Note 3) ........................................................         314,267          369,267
                                                                                     -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ..........................................................         188,163          161,338
Retirement obligations .........................................................          69,153           70,411
Deferred income and other ......................................................          15,040           16,228
                                                                                     -----------      -----------
                                                                                         272,356          247,977
                                                                                     -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value (authorized 200,000,000 shares) ...................           5,386            5,386
Additional paid-in capital .....................................................         143,337          143,636
Retained earnings ..............................................................         431,639          359,603
Other comprehensive loss .......................................................          (5,933)          (5,933)
Treasury stock, at cost ........................................................        (101,975)        (104,150)
                                                                                     -----------      -----------
                                                                                         472,454          398,542
                                                                                     -----------      -----------
                                                                                     $ 1,266,319      $ 1,168,068
                                                                                     ===========      ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)


                                                                                 Three Months                   Six Months
                                                                                 Ended July 31                 Ended July 31
                                                                           ------------------------      ------------------------
                                                                              2000           1999           2000           1999
                                                                           ---------      ---------      ---------      ---------
REVENUES
Exploration and production (including a gain of $11,527
   from sale of Hell's Hole area properties in the 1999 periods) .....     $ 125,553      $  74,107      $ 215,330      $ 120,856
Gas services (including a gain of $4,884 from an
   asset sale in the first quarter of 2000) (Note 2) .................       277,262        153,824        503,266        267,031
                                                                           ---------      ---------      ---------      ---------
                                                                             402,815        227,931        718,596        387,887
                                                                           ---------      ---------      ---------      ---------
OPERATING COSTS AND EXPENSES
Exploration and production (net of a litigation
   provision reversal of $9,000 in 1999's first quarter) (Note 6) ....        60,908         43,398        112,495         78,837
Gas services .........................................................       239,417        131,045        426,393        232,757
                                                                           ---------      ---------      ---------      ---------
                                                                             300,325        174,443        538,888        311,594
                                                                           ---------      ---------      ---------      ---------

SEGMENT OPERATING EARNINGS (Note 6) ..................................       102,490         53,488        179,708         76,293
General and administrative expense ...................................         8,947          6,462         15,954         12,731
                                                                           ---------      ---------      ---------      ---------
TOTAL OPERATING EARNINGS .............................................        93,543         47,026        163,754         63,562
                                                                           ---------      ---------      ---------      ---------

OTHER EXPENSE
Interest expense .....................................................         7,142          8,863         14,770         17,902
Other (income) expense, net ..........................................          (533)        (2,505)        (2,465)        (4,111)
                                                                           ---------      ---------      ---------      ---------
                                                                               6,609          6,358         12,305         13,791
                                                                           ---------      ---------      ---------      ---------

EARNINGS BEFORE INCOME TAXES .........................................        86,934         40,668        151,449         49,771

INCOME TAXES (Note 4) ................................................        31,487         13,861         54,347         17,280
                                                                           ---------      ---------      ---------      ---------
NET EARNINGS .........................................................     $  55,447      $  26,807      $  97,102      $  32,491
                                                                           =========      =========      =========      =========


EARNINGS PER SHARE (Note 9)
Basic ................................................................     $    1.13      $     .55      $    1.97      $     .66
Diluted ..............................................................          1.11            .55           1.96            .66

AVERAGE COMMON SHARES OUTSTANDING (Basic) ............................        49,209         49,118         49,167         49,118


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended July 31, 2000
                          (dollar amounts in thousands)


                                                                                                               Other
                                                                                   Additional                 Compre-
                                                                         Common      Paid-in     Retained      hensive     Treasury
DOLLAR AMOUNTS                                               Total       Stock       Capital     Earnings       Loss        Stock
--------------                                              ---------   ---------  ----------    ---------    ---------    --------
BALANCE, JANUARY 31, 2000 .............................     $ 398,542   $   5,386   $ 143,636    $ 359,603    $  (5,933)  $(104,150)


Net earnings ..........................................        97,102          --          --       97,102           --          --

Regular cash dividends (25.25 cents per share
   on Class A and 26.5 cents per share on Class B) ....       (12,755)         --          --      (12,755)          --          --

Special cash dividends (25 cents per share
   on both Class A and Class B) .......................       (12,311)         --          --      (12,311)          --          --

Treasury stock purchases ..............................        (2,239)         --          --           --           --      (2,239)

Exercises of stock options ............................         4,115          --        (299)          --           --       4,414
                                                            ---------   ---------   ---------    ---------    ---------   ---------
BALANCE, JULY 31, 2000 ................................     $ 472,454   $   5,386   $ 143,337    $ 431,639    $  (5,933)  $(101,975)
                                                            =========   =========   =========    =========    =========   =========

                 ---------------------------------------------------------




                                         Common Stock Issued                   Treasury Stock              Total
                                     ---------------------------        --------------------------        Shares
SHARE AMOUNTS                         Class A          Class B           Class A         Class B        Outstanding
-------------                        ----------      -----------        ---------       ----------      -----------
BALANCE, JANUARY 31, 2000 .....      23,978,072       29,878,072        1,656,437        3,082,450       49,117,257

Treasury stock purchases ......              --               --           24,200           32,000          (56,200)

Exercises of stock options ....              --               --           (3,000)        (167,642)         170,642

Other .........................              (2)              (2)              --               --               (4)

Reclassification of common
   stock (Note 8) .............      29,878,070      (29,878,070)       2,946,808       (2,946,808)              --

Treasury stock purchases ......              --               --           26,600               --          (26,600)

Exercises of stock options ....              --               --          (21,745)              --           21,745
                                     ----------      -----------        ---------       ----------       ----------
BALANCE, JULY 31, 2000 ........      53,856,140               --        4,629,300               --       49,226,840
                                     ==========      ===========        =========       ==========       ==========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Six Months Ended
                                                                                          July 31
                                                                                   ------------------------
                                                                                     2000           1999
                                                                                   ---------      ---------
OPERATING ACTIVITIES
Net earnings .................................................................     $  97,102      $  32,491
Adjustments to reconcile net earnings to
   cash provided by operating activities
      Depreciation, depletion and amortization ...............................        69,098         54,737
      Deferred income taxes ..................................................        27,394          9,847
      Exploration expenses (including exploratory well impairments) ..........         6,165          3,764
      Distributions in excess of (less than) earnings of equity investees ....        (1,560)         3,348
      Gains from sales of assets (Notes 2 and 6) .............................        (4,884)       (11,527)
      Litigation provision reversal ..........................................            --         (9,000)
      Other, net .............................................................        (2,730)        (6,901)
                                                                                   ---------      ---------
                                                                                     190,585         76,759
      Changes in operating assets and liabilities ............................       (11,466)        17,605
                                                                                   ---------      ---------
      Cash provided by operating activities ..................................       179,119         94,364
                                                                                   ---------      ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ....................................................      (123,497)       (54,705)
   Adjustment to cash basis ..................................................         6,603         (3,484)
                                                                                   ---------      ---------
                                                                                    (116,894)       (58,189)
Proceeds from sales of assets ................................................        15,534         34,681
Other, net ...................................................................           534          2,976
                                                                                   ---------      ---------
      Cash used for investing activities .....................................      (100,826)       (20,532)
                                                                                   ---------      ---------

FINANCING ACTIVITIES
Debt repayments ..............................................................       (55,000)      (100,000)
Proceeds from issuance of debt ...............................................            --         37,800
Cash dividends ...............................................................       (25,066)       (12,458)
Other ........................................................................         1,307           (317)
                                                                                   ---------      ---------
      Cash used for financing activities .....................................       (78,759)       (74,975)
                                                                                   ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................          (466)        (1,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................        15,957         20,300
                                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................     $  15,491      $  19,157
                                                                                   =========      =========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2000



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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the six-month periods ended July 31, 2000 and 1999.

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

(2) PARTNERSHIP INVESTMENTS

A summary of the Company's net investments in partnerships at July 31, 2000 and January 31, 2000 and its equity in their pretax earnings for the six-month periods ended July 31, 2000 and 1999 follows (in thousands):

                                                                                                    Equity in
                                                                      Net Investment              Pretax Earnings
                                                                 -------------------------    ------------------------
                                                       Percent   July 31,      January 31,     July 31,       July 31,
                                                       Owned       2000           2000           2000           1999
                                                       -------   ---------     -----------    ---------      ---------

NATURAL GAS PROCESSING
C&L Processors Partnership (C&L) ............            50*     $      --      $  25,016     $   1,038      $     903
U.P. Bryan Plant ............................            45*            --          2,091         3,115          2,939
                                                                 ---------      ---------     ---------      ---------
                                                                        --         27,107         4,153          3,842
                                                                 ---------      ---------     ---------      ---------
GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services (Austin Chalk) ........            45*            --            163          (253)           897
Ferguson-Burleson County Gas Gath-
   ering System (Ferguson-Burleson) .........            45*            --         35,744            34          2,707
Louisiana Chalk Gathering System ............            50         15,389         15,904          (515)          (477)
Others ......................................                          571            501            70             59
                                                                 ---------      ---------     ---------      ---------
                                                                    15,960         52,312          (664)         3,186
                                                                 ---------      ---------     ---------      ---------
OTHER
Belvieu Environmental Fuels .................         33.33         61,345         54,988        13,059          2,401
Gulf Coast Fractionators ....................         38.75         27,938         28,709         1,407            878
                                                                 ---------      ---------     ---------      ---------
                                                                    89,283         83,697        14,466          3,279
                                                                 ---------      ---------     ---------      ---------
                                                                 $ 105,243      $ 163,116     $  17,955      $  10,307
                                                                 =========      =========     =========      =========

----------

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

      On March 31, 2000, the Company exchanged its share of the gathering and processing assets of C&L (non- operated Oklahoma facilities having a net book value of $26,946,000) for Duke Energy Field Services, Inc.'s share of the Company-operated gathering and processing assets of the U.P. Bryan Plant, Austin Chalk and Ferguson-Burleson partnerships and $11,666,000 in cash. Each of the four partnerships distributed all of their operating assets to their partners prior to the exchange and ceased operations. A gain of $4,884,000 was recognized in connection with the exchange.

      Summarized earnings information (on a 100% basis) for these entities for the three- and six-month periods ended July 31, 2000 and 1999 follows (in thousands):

                                       Three Months              Six Months
                                   ---------------------     ---------------------
                                     2000         1999         2000         1999
                                   --------     --------     --------     --------
Revenues .....................     $ 96,684     $148,312     $225,558     $268,185
Operating earnings ...........       25,791       17,993       44,004       32,280
Pretax earnings ..............       26,001       16,693       44,152       24,839

(3) LONG-TERM DEBT

At July 31, 2000, the Company's outstanding debt consisted of $314,267,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries. No amounts were outstanding under a $250,000,000 bank revolving credit facility. Any amounts then outstanding under the bank revolving credit facility are payable in July 2003. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual, non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $195,912,000 at July 31, 2000.


(4) INCOME TAXES

Income taxes for the six-month periods ended July 31, 2000 and 1999 consisted of the following (in thousands):

                                     2000        1999
                                   -------     -------
Current - Federal ............     $26,780     $ 7,317
          State ..............         173         116
                                   -------     -------
                                    26,953       7,433
                                   -------     -------

Deferred - Federal ...........      23,388       8,787
           State .............       4,006       1,060
                                   -------     -------
                                    27,394       9,847
                                   -------     -------
                                   $54,347     $17,280
                                   =======     =======


      Estimated annual tax rates of 35.9% and 34.7%, respectively, were used in computing the income tax provisions for the six-month periods ended July 31, 2000 and 1999. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of Federal tax credits and charges for state income taxes.


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

(6) SEGMENT INFORMATION

Selected industry segment data for the indicated periods follows (in thousands):

                                                                     Inter-     Segment       Total                      Capital
                                                        Outside     segment    Operating    Operating                    Expendi-
                                                       Revenues     Revenues    Earnings     Earnings          DD&A      tures(a)
                                                       ---------   ---------   ---------     ---------       ---------   ---------
SIX MONTHS ENDED JULY 31, 2000
Exploration and Production .......................     $ 215,330   $      --   $ 102,835     $  98,366       $  55,867   $ 102,144
                                                       ---------   ---------   ---------     ---------       ---------   ---------

GAS SERVICES
Natural gas processing ...........................       308,478      92,069      42,649        41,134           3,170       6,224
Natural gas gathering and marketing ..............       175,428     246,149      15,237        13,552           9,190      14,739
Other ............................................        14,476          --      14,103        13,970              53         154
Gain from an asset sale (Note 2) .................         4,884          --       4,884         4,884              --          --
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                         503,266     338,218      76,873        73,540          12,413      21,117
                                                       ---------   ---------   ---------     ---------       ---------   ---------

CORPORATE ........................................            --          --          --        (8,152)(b)         818         236
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                       $ 718,596   $ 338,218   $ 179,708     $ 163,754       $  69,098   $ 123,497
                                                       =========   =========   =========     =========       =========   =========


SIX MONTHS ENDED JULY 31, 1999
EXPLORATION AND PRODUCTION
Operations .......................................     $ 109,329   $      --   $  21,492     $  16,734       $  46,705   $  46,925
Gain on sale of Hell's Hole area properties ......        11,527          --      11,527        11,527              --          --
Water well litigation provision reversal .........            --          --       9,000         9,000              --          --
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                         120,856          --      42,019        37,261          46,705      46,925
                                                       ---------   ---------   ---------     ---------       ---------   ---------
GAS SERVICES
Natural gas processing ...........................       145,933      38,038      16,283        14,897           1,832       2,687
Natural gas gathering and marketing ..............       117,968      98,110      15,244        13,668           4,949       4,737
Other ............................................         3,130          --       2,747         2,589              53         130
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                         267,031     136,148      34,274        31,154           6,834       7,554
                                                       ---------   ---------   ---------     ---------       ---------   ---------

CORPORATE ........................................            --          --          --        (4,853)(b)       1,198         226
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                       $ 387,887   $ 136,148   $  76,293     $  63,562       $  54,737   $  54,705
                                                       =========   =========   =========     =========       =========   =========


THREE MONTHS ENDED JULY 31, 2000
Exploration and Production .......................     $ 125,553   $      --   $  64,645     $  62,462       $  28,755   $  62,886
                                                       ---------   ---------   ---------     ---------       ---------   ---------

GAS SERVICES
Natural gas processing ...........................       156,877      53,169      18,037        17,256           1,588       5,037
Natural gas gathering and marketing ..............       110,323     149,824       9,921         9,086           5,201       9,417
Other ............................................        10,062          --       9,887         9,815              26         112
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                         277,262     202,993      37,845        36,157           6,815      14,566
                                                       ---------   ---------   ---------     ---------       ---------   ---------

CORPORATE ........................................            --          --          --        (5,076)(b)         394         182
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                       $ 402,815   $ 202,993   $ 102,490     $  93,543       $  35,964   $  77,634
                                                       =========   =========   =========     =========       =========   =========


THREE MONTHS ENDED JULY 31, 1999
EXPLORATION AND PRODUCTION
Operations .......................................     $  62,580   $      --   $  19,182     $  16,991       $  23,079   $  25,773
Gain on sale of Hell's Hole area properties ......        11,527          --      11,527        11,527              --          --
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                          74,107          --      30,709        28,518          23,079      25,773
                                                       ---------   ---------   ---------     ---------       ---------   ---------
GAS SERVICES
Natural gas processing ...........................        84,764      21,657      12,387        11,691             907         629
Natural gas gathering and marketing ..............        67,334      55,772       8,852         8,060           2,387       1,802
Other ............................................         1,726          --       1,540         1,462              26          59
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                         153,824      77,429      22,779        21,213           3,320       2,490
                                                       ---------   ---------   ---------     ---------       ---------   ---------

CORPORATE ........................................            --          --          --        (2,705)(b)         606         119
                                                       ---------   ---------   ---------     ---------       ---------   ---------
                                                       $ 227,931   $  77,429   $  53,488     $  47,026       $  27,005   $  28,382
                                                       =========   =========   =========     =========       =========   =========


----------

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

      During June 1999, the Company sold for cash all its oil and gas properties in the Hell's Hole and Park Mountain fields in Colorado and Utah, which consisted of 24,000 net leasehold acres with 36 producing wells and associated pipelines, gathering systems and production facilities. A pretax gain of $11,527,000 ($7,190,000 after tax) was recorded on this sale.

      After entering into a defense cost reimbursement agreement with an insurance carrier during March 1999, a water well litigation provision reversal of $9,000,000 was recorded during the first quarter of fiscal 2000.


(7) SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid totaled $14,608,000 and $17,741,000 during the six-month periods ended July 31, 2000 and 1999. Income taxes paid during those periods totaled $31,842,000 and none. Other than the asset exchange discussed in Note 2, there were no significant non-cash investing or financing activities during the six-month periods ended July 31, 2000 and 1999.


(8) COMMON STOCK

In June 2000, the Company's stockholders voted to combine its two classes of common stock into a single class of voting common stock by reclassifying each share of Class B common stock into one share of Class A common stock. Also, the number of authorized shares of Class A common stock was increased from 100,000,000 to 200,000,000.


(9) EARNINGS PER SHARE

All earnings per share amounts are presented on a single class basis to give effect to the June 2000 stock reclassification. The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per share computations for the three- and six-month periods ended July 31, 2000 and 1999 (in thousands):

                                               Three Months           Six Months
                                             -----------------     -----------------
                                              2000       1999       2000       1999
                                             ------     ------     ------     ------
Used in basic computations .............     49,209     49,118     49,167     49,118
Dilutive effect of stock options .......        683        112        471         63
                                             ------     ------     ------     ------
Used in diluted computations ...........     49,892     49,230     49,638     49,181
                                             ======     ======     ======     ======


Excluded from these computations because their effect would have been antidilutive were stock options covering 347,050 shares for the six-month period ended July 31, 2000 and 1,722,633 shares for the three- and six-month periods ended July 31, 1999.


(10) STOCK OPTIONS AND BONUS UNITS

On May 1, 2000, stock options covering 453,100 shares and 342,800 bonus units were issued to employees at option/floor prices of $23.9375. Like previous grants, these awards vest in three equal annual installments and have ten-year lives.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. Net earnings were $55.4 million ($1.13 per basic share) for fiscal 2001's second quarter, the highest quarterly amounts in the Company's history, exclusive of unusual items. For the last four quarters, the Company's net earnings totaled $161.8 million ($3.29 per basic share), and its cash flows from operating activities totaled $325.4 million. Contributing to these strong upward trends were sharp rises in energy prices and the Company's natural gas and NGL production volumes and its lower overall cost structure after a personnel reduction program undertaken late in fiscal 1999 and other actions taken by the Company.

      While the Company's earnings and cash flows are affected by many things, energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices for the first two quarters of fiscal 2001 and the prior two fiscal years:

                                                                     Crude Oil and
                                  Natural Gas (per Mcf)            Condensate (per Bbl)            NGLs (per Bbl)
                              ---------------------------     ---------------------------     ---------------------------
                               2001      2000       1999       2001      2000       1999       2001       2000      1999
                              ------    ------     ------     ------    ------     ------     ------     ------    ------
First quarter.........         $3.02     $1.84      $2.29     $26.83    $12.56     $13.93     $20.51     $10.68    $11.44
Second quarter........          4.11      2.40       2.25      28.92     16.44      12.33      20.69      13.33     10.22
Third quarter.........                    2.94       1.90                20.67      12.22                 17.52      9.79
Fourth quarter........                    2.78       1.99                24.32      10.25                 17.96      9.27
Fiscal year...........                    2.50       2.11                18.49      12.18                 15.07     10.23

Prices fell throughout fiscal 1999 and early in fiscal 2000 to low points not seen for oil and NGLs since 1986 as worldwide oil production rose during a period of relatively weak demand and inventories reached unusually high levels. During fiscal 2000, worldwide oil production fell as OPEC and other countries adopted lower production targets. Excess inventories were worked down and prices for oil and NGLs rose steadily. After being at record lows early in fiscal 2000, oil and NGL prices rose in fiscal 2001 to levels not seen in many years. Natural gas prices - while not moving steadily upward - were relatively strong in fiscal 2000. As shown in the table above, gas prices continued to strengthen in the current fiscal year due to reduced deliverability, low storage levels and strong demand.

      After taking actions late in fiscal 1999 to sharply reduce operating costs and capital expenditures to position itself to operate in a low-energy-price environment, the Company began taking steps in the first half of fiscal 2000 to substantially increase its development drilling and well recompletion programs in the Barnett Shale area of North Texas as the price outlook improved. The Company's accelerated Barnett development program begun in the last half of fiscal 2000 pushed natural gas sales to a record 294.2 MMcf per day in fiscal 2001's second quarter, 24% above the level during the prior-year's comparable period. Six rigs are currently drilling in the Barnett, and the Company drilled 69 wells there in the first half of fiscal 2001 versus 77 for all of fiscal 2000. Plans call for increasing to an 8-rig drilling program in the Barnett during the fourth quarter and for further expansion of the well rework/refracturing program that is in progress there. Having already exceeded in July the 300 MMcf per day production level needed to reach the previously mentioned 15% growth goal for the current year and as a result of a further step-up of capital spending in the last half of the year, it is now expected that the current year's gas production growth rate will exceed 20%, with another 20% in the following year.

      With improved NGL economics, the acquisition in October 1999 of the other 50% interest in the Jameson plant and increased gathering throughput, NGL production volumes increased during fiscal 2000 and rose further during fiscal 2001's first half. NGL production averaged 51,500 barrels per day during fiscal 2001's first six months, a level not reached since the early 1990s when three times as many plants were being operated. An exchange of the Company's interests in several Oklahoma systems for Duke Energy's 55% interest in jointly owned processing and gathering assets in the Austin Chalk area of Central Texas was closed on March 31, 2000. As a result, the Company's involvement in the operations of four partnerships ceased, and it now has total ownership and operating control of all its major gas processing and gathering facilities. This lowered operating costs and gives the Company more flexibility in using these facilities. NGL production should increase further after the expected completion in December of a 50% expansion of the Bridgeport plant, and the Company's daily NGL production could reach the 60,000-barrels-per-day level during next year's first quarter.

      By capturing a large portion of the new gas supplies being developed along its systems both by the Company and third parties, the Company expects to further grow its gathering and processing volumes in fiscal 2001 and beyond. For fiscal 2001's second quarter pipeline throughput averaged 798 MMcf per day, up 54% from the comparable prior-year period. The increase was principally due to increased Barnett Shale production, acquisition of Duke's 55% interest in the Texas Chalk systems, addition of quantities for the Jameson system and added production along the Vanderbilt and Monco systems.

CAPITAL AND EXPLORATORY EXPENDITURES. As previously reported, the Company's fiscal 2001 capital budget was set at $221.5 million, 50% above the amount spent in the prior year (excluding the $23.9 million Jameson acquisition). Because of the favorable outlook for energy prices, a desire to further increase drilling in the Barnett Shale and other areas and a need to further augment gas services' infrastructure in North Texas, the fiscal 2001 budget was subsequently raised by $82.1 million to $303.6 million. Exploration and production budget increases of $34.9 million were primarily for drilling, recompletion work and acquisitions of additional acreage in North Texas and for drilling and rework activities in the Lake Creek and Personville areas. The gas services budget increases of $47.2 million provide for an expansion of the processing capacity of the Bridgeport plant from 210 to 310 MMcf per day and improvements to the Bridgeport gathering system to add capacity and reduce bottlenecking. Second quarter spending totaled $77.6 million, up from the first quarter's $45.9 million. A summary of actual capital and exploratory expenditures during the first half of fiscal 2001 and the revised budget for the second half follows (in millions):

                                                            Actual                  Revised Budget
                                                  ----------------------------     -----------------
                                                   First    Second      First      Second      Full
                                                  Quarter   Quarter      Half       Half       Year
                                                  -------   -------     ------     ------     ------
Exploration and production ..................     $ 39.3     $ 62.9     $102.2     $115.8     $218.0
Gas services ................................        6.5       14.6       21.1       62.3       83.4
Corporate ...................................         .1         .1         .2        2.0        2.2
                                                  ------     ------     ------     ------     ------
                                                  $ 45.9     $ 77.6     $123.5     $180.1     $303.6
                                                  ======     ======     ======     ======     ======


FINANCING MATTERS. Cash provided by operating activities totaled $179.1 million in fiscal 2001's first six months. This, coupled with cash proceeds from the asset exchange with Duke and sales of non-strategic assets, funded the capital program and allowed long-term debt to be paid down by $55 million, to $314.3 million. Treasury stock purchases totaling $2.2 million were made during this period under the stock buyback program that was announced in April. At quarter-end, long-term debt comprised 40% of total capitalization, down from 48% at the beginning of the year. The Company expects cash flows from operations to be sufficient to cover its increased capital expenditures during the last half of the fiscal year.

      The Company has a $250 million bank revolving credit facility and a $25 million bank money-market facility. At July 31, 2000, no borrowings were outstanding under these facilities. While the Company has no immediate plans to issue additional senior notes or to increase the size of its bank credit facility, it has the borrowing capacity to do so should business opportunities arise that require funding in excess of the amount available under the existing bank credit facility ($250 million at July 31, 2000). Because of a receivable sales agreement that lowers costs and eliminates the need to fund the Company's receivables with bank borrowings, long-term debt and working capital balances were each $50 million less at July 31, 2000 than they otherwise would have been. In August 2000, the Company retired $13.9 million of 6 3/4% senior notes that it repurchased at a small discount in the open market.

DISCLOSURES ABOUT MARKET RISK. The Company's major market risk exposure involves prices for crude oil, natural gas and NGLs. Realized prices for these products are driven primarily by prevailing world crude oil prices and domestic natural gas prices. Such prices historically have been volatile (as shown by the table on page 11), and this is expected to continue. In general, a $1.00 change in the per-barrel price of oil, together with an equivalent change in the prices for natural gas and NGLs based on Btu content (16.7 cents for gas and 67 cents for NGLs), changes the Company's annual segment operating earnings and cash flows by approximately $26 million and its after-tax annual net earnings by $17 million.

      The Company is partially hedged with respect to natural gas prices since besides being a seller it also purchases gas in connection with its gas processing operations (after the recent asset exchange, such purchases normally should range from 40% to 45% of gas sales). Since it has this physical hedge, the Company rarely enters into hedging transactions to manage its exposure to price fluctuations. It does not hold or issue derivative instruments for trading purposes. The Company had no open hedge positions at July 31, 2000, and its hedging activities during the last three years were insignificant.

      The Company's exposure to changing interest rates is limited since all its long-term debt at July 31, 2000 consisted of senior notes with fixed interest rates.



OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and six-month periods ended July 31, 2000 and 1999 follow:

                                                     Three Months            Six Months
                                                  -------------------     -------------------
                                                    2000       1999        2000        1999
                                                  -------     -------     -------     -------
AVERAGE DAILY VOLUMES
Natural gas sales (Mcf) .....................     294,200     236,900     286,800     240,300
Crude oil and condensate sales (Bbls) .......       5,300       5,700       5,500       5,900
Natural gas liquids produced (Bbls) .........      51,500      43,500      51,500      42,800
Pipeline throughput (Mcf) ...................     798,000     517,800     754,000     511,500

AVERAGE SALES PRICES
Natural gas (per Mcf) .......................     $  4.11     $  2.40     $  3.58     $  2.12
Crude oil and condensate (per Bbl) ..........       28.92       16.44       27.84       14.47
Natural gas liquids produced (per Bbl) ......       20.69       13.33       20.60       12.05

RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 2000
COMPARED WITH SIX MONTHS ENDED JULY 31, 1999

Net earnings for the six-month periods ended July 31, 2000 and 1999 - both before and after unusual items - are summarized in the table on the following page. For fiscal 2001's first half, net earnings totaled $97.1 million, versus $32.5 million during the comparable prior-year period. Exclusive of unusual items, after-tax earnings totaled $93.9 million, versus $19.7 million. Higher energy prices and volumes were the principal causes of the period-to-period earnings improvements.

      The following table and discussion identify and explain the major increases (decreases) in earnings for the six-month periods (in millions):

                                                                          Segment
                                                                     Operating Earnings
                                                                    ---------------------
                                                                    Exploration
                                                                       and         Gas                    Pretax       Net
                                                                    Production   Services     Other*     Earnings    Earnings
                                                                    -----------  --------     ------     --------    --------
FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEMS .........................     $ 42.0      $ 34.3      $(26.5)     $ 49.8      $ 32.5

ELIMINATE IMPACT OF FISCAL 2000 UNUSUAL ITEMS
Gain from sale of Hell's Hole
   area properties (see page 10) ................................      (11.5)         --          --       (11.5)       (7.2)
Water well litigation provision reversal (see page 10) ..........       (9.0)         --          --        (9.0)       (5.6)
                                                                      ------      ------      ------      ------      ------
                                                                       (20.5)         --          --       (20.5)      (12.8)
                                                                      ------      ------      ------      ------      ------
FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEMS ........................       21.5        34.3       (26.5)       29.3        19.7
                                                                      ------      ------      ------      ------      ------
MAJOR INCREASES (DECREASES)
Higher natural gas sales price ..................................       73.0          --          --        73.0        47.4
Higher natural gas sales volumes ................................        7.9          --          --         7.9         5.1
Higher oil and condensate sales price ...........................       12.7          --          --        12.7         8.3
Higher NGL margins ..............................................         --        26.4          --        26.4        17.2
Higher NGL volumes ..............................................         --         7.3          --         7.3         4.8
Higher operating expenses (primarily repairs and maintenace) ....       (4.1)       (6.0)         --       (10.1)       (6.6)
Equity in earnings of MTBE partnership ..........................         --        10.7          --        10.7         7.0
Higher bonus unit and incentive
   compensation expense accruals ................................       (2.1)       (1.2)       (2.9)       (6.2)       (4.0)
Lower interest expense incurred .................................         --          --         3.1         3.1         2.0
Prior-year fidelity insurance proceeds ..........................         --          --        (1.8)       (1.8)       (1.2)
Higher effective income tax rate ................................         --          --          --          --        (2.0)
Other, net ......................................................       (6.1)         .5         (.2)       (5.8)       (3.8)
                                                                      ------      ------      ------      ------      ------
                                                                        81.3        37.7        (1.8)      117.2        74.2
                                                                      ------      ------      ------      ------      ------
FISCAL 2001 AMOUNTS BEFORE UNUSUAL ITEMS ........................      102.8        72.0       (28.3)      146.5        93.9
Gain from an asset sale (see page 7) ............................         --         4.9          --         4.9         3.2
                                                                      ------      ------      ------      ------      ------
FISCAL 2001 AMOUNTS AFTER UNUSUAL ITEMS .........................     $102.8      $ 76.9      $(28.3)     $151.4      $ 97.1
                                                                      ======      ======      ======      ======      ======

----------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings of $102.8 million during fiscal 2001's first half were $81.3 million above those of the comparable prior-year period. This improvement was principally due to higher prices for natural gas and oil and increased natural gas sales volumes.

HIGHER NATURAL GAS SALES PRICE ($73.0 MILLION INCREASE). During the first half of fiscal 2001, the Company's natural gas sales price averaged $3.58 per Mcf, $1.46 (69%) above the prior period's $2.12, increasing operating earnings by $73.0 million.

HIGHER NATURAL GAS SALES VOLUMES ($7.9 MILLION INCREASE). Natural gas sales averaged 286.8 MMcf per day during fiscal 2001's first six months, 19% above the
240.3 MMcf of the comparable prior-year period, improving operating earnings by $7.9 million. As discussed elsewhere herein, the production increases were largely due to the Company's activities in the Barnett Shale area of North Texas.

HIGHER OIL AND CONDENSATE SALES PRICE ($12.7 MILLION INCREASE). The Company's sales price for oil and condensate averaged $27.84 per barrel during the six-month period ended July 31, 2000, almost double the prior period's $14.47, increasing operating earnings by $12.7 million.


GAS SERVICES OVERVIEW

Exclusive of unusual items, gas services operating earnings rose $37.7 million to $72.0 million during the first six months of fiscal 2001. The sharply higher earnings were principally due to price-related improvements in gas processing margins, higher NGL production volumes and higher earnings from an investment in an MTBE partnership.

HIGHER NGL MARGINS ($26.4 MILLION INCREASE). The average price for NGLs produced during fiscal 2001's first half of $20.60 per barrel was 71% above the prior-year period's $12.05, improving NGL revenues by $66.8 million. Because of the impact of the higher NGL and natural gas prices on producer settlement and gas shrinkage costs, feedstock costs also increased, resulting in a net $26.4 million price-related increase in NGL margins.

HIGHER NGL VOLUMES ($7.3 MILLION INCREASE). NGL production volumes averaged 51,500 barrels per day, up 20% from the 42,800 of the corresponding prior year period, adding $7.3 million to operating earnings. The increased volumes were principally due to (i) the October 1, 1999 acquisition of a 50% interest in the Jameson plant, (ii) increased throughput of the Company's Vanderbilt system that is processed at the Exxon Katy plant and (iii) restarting of the Huckabay plant to process a portion of the Company's increasing North Texas gas production.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($10.7 MILLION INCREASE). The Company's equity in the earnings of the Belvieu Environmental Fuels partnership totaled $13.1 million during fiscal 2001's first half, $10.7 million above the amount during the comparable prior-year period. This increase occurred both because of fewer downtime days (8 versus 39 1/2) and much higher sales prices for spot MTBE during the second-quarter peak gasoline production period. Late in the quarter, spot MTBE prices declined to more normal levels, and it is expected that the partnership's earnings will decline significantly in the third quarter.


OTHER

HIGHER BONUS UNIT AND INCENTIVE COMPENSATION EXPENSE ACCRUALS ($6.2 MILLION DECREASE). Bonus unit and incentive compensation expense accruals during the first half of fiscal 2001 totaled $3.5 million and $3.2 million, respectively (compared with $.5 million and none during the comparable period of the prior year), reducing pretax earnings by $6.2 million. The increase in bonus unit expense accruals was due principally to a current-period rise in the price of the Company's common stock to $31.75 per share at July 31, 2000 from $22.50 at the beginning of the year. In the prior year, the prices at the same dates were $17.50 and $12.63, respectively.

LOWER INTEREST EXPENSE INCURRED ($3.1 MILLION INCREASE). This favorable variance was primarily due to a lower average debt balance during the first six months of fiscal 2001 ($346.9 million versus $450.6 million), which lowered interest expense by $3.8 million. Reducing the year-to-year savings somewhat were fiscal 2001's higher interest rates,which caused fees paid under the accounts receivable securitization program to increase.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 2000
COMPARED WITH THREE MONTHS ENDED JULY 31, 1999

      The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                                              Segment
                                                                         Operating Earnings
                                                                      -----------------------
                                                                      Exploration
                                                                          and          Gas                      Pretax       Net
                                                                      Production     Services       Other*     Earnings    Earnings
                                                                      ----------     --------       -------    --------    --------
FISCAL 2000 AMOUNTS AFTER UNUSUAL ITEM ..........................       $ 30.7        $ 22.8        $ (12.8)    $ 40.7      $ 26.8

ELIMINATE IMPACT OF FISCAL 2000 UNUSUAL ITEM - Gain
   from sale of Hell's Hole area properties (see page 10) .......        (11.5)           --             --      (11.5)       (7.2)
                                                                        ------        ------        -------     ------      ------

FISCAL 2000 AMOUNTS BEFORE UNUSUAL ITEM .........................         19.2          22.8          (12.8)      29.2        19.6
                                                                        ------        ------        -------     ------      ------
MAJOR INCREASES (DECREASES)
Higher natural gas sales price ..................................         44.2            --             --       44.2        28.7
Higher natural gas sales volumes ................................          6.2            --             --        6.2         4.0
Higher oil and condensate sales price ...........................          5.8            --             --        5.8         3.8
Higher exploratory dry-hole costs ($2.2 versus $.1) .............         (2.1)           --             --       (2.1)       (1.4)
Higher NGL margins ..............................................           --           8.9             --        8.9         5.8
Higher NGL volumes ..............................................           --           2.7             --        2.7         1.8
Higher operating expenses (primarily repairs and maintenance) ...         (2.8)         (2.2)            --       (5.0)       (3.2)
Equity in earnings of MTBE partnership ..........................           --           7.8             --        7.8         5.1
Higher bonus unit and incentive
   compensation expense accruals ................................         (1.7)          (.9)          (2.4)      (5.0)       (3.2)
Lower interest expense incurred .................................           --            --            1.7        1.7         1.1
Prior-year fidelity insurance proceeds ..........................           --            --           (1.8)      (1.8)       (1.2)
Higher effective income tax rate ................................           --            --             --         --        (1.8)
Other, net ......................................................         (4.2)         (1.3)           (.2)      (5.7)       (3.7)
                                                                        ------        ------        -------     ------      ------
                                                                          45.4          15.0           (2.7)      57.7        35.8
                                                                        ------        ------        -------     ------      ------
FISCAL 2001 AMOUNTS .............................................       $ 64.6        $ 37.8        $ (15.5)    $ 86.9      $ 55.4
                                                                        ======        ======        =======     ======      ======

--------------------------------------------------------------------------------
*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings of $64.6 million during fiscal 2001's second quarter were $45.4 million above those of the comparable prior-year period principally due to higher prices for natural gas and oil and increased natural gas sales volumes.

HIGHER NATURAL GAS SALES PRICE ($44.2 MILLION INCREASE). During the second quarter of fiscal 2001, the Company's natural gas sales price averaged $4.11 per Mcf, $1.71 (71%) above the prior period's $2.40, increasing operating earnings by $44.2 million.

HIGHER NATURAL GAS SALES VOLUMES ($6.2 MILLION INCREASE). Second quarter natural gas sales averaged 294.2 MMcf per day, 24% above the 236.9 MMcf of the comparable prior-year period, increasing operating earnings by $6.2 million.

HIGHER OIL AND CONDENSATE SALES PRICE ($5.8 MILLION INCREASE). The Company's sales price for oil and condensate averaged $28.92 per barrel during fiscal 2001's second quarter, up substantially from the prior period's $16.44, increasing operating earnings by $5.8 million.

GAS SERVICES OVERVIEW

Exclusive of unusual items, gas services operating earnings rose $15.0 million to $37.8 million during the first six months of fiscal 2001 due principally to price-related increases in gas processing margins and earnings from the Company's MTBE plant partnership investment.

HIGHER NGL MARGINS ($8.9 MILLION INCREASE). The average price for NGLs produced during fiscal 2001's first quarter of $20.69 per barrel was 55% above the prior-year period's $13.33, improving NGL revenues by $27.2 million. Because of the quarter's impact of higher NGL and natural gas prices on producer settlement and gas shrinkage costs, feedstock costs also increased, resulting in a net $8.9 million price-related increase in NGL margins.

HIGHER NGL VOLUMES ($2.7 MILLION INCREASE). NGL production volumes averaged 51,500 barrels per day, up 18% from the 43,500 of the corresponding prior-year period, adding $2.7 million to operating earnings. The volume increase occurred principally for the reasons mentioned on page 15.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($7.8 MILLION INCREASE). This variance occurred both because of fewer downtime days in fiscal 2001's second quarter (none versus 17 1/2) and that period's higher MTBE sales prices (see page 15).


OTHER

HIGHER BONUS UNIT AND INCENTIVE COMPENSATION EXPENSE ACCRUALS ($5.0 MILLION DECREASE). Bonus unit and incentive compensation expense accruals during the second quarter of fiscal 2001 totaled $3.1 million and $2.3 million, respectively (compared with $.4 million and none during the comparable period of the prior year), reducing pretax earnings by $5.0 million. The increase in bonus unit expense accruals was due principally to a rise in the price of the Company's common stock to $31.75 per share at July 31, 2000 from $23.94 at April 30, 2000. In the prior year, prices at the same dates were $17.50 and $15.38, respectively.

LOWER INTEREST EXPENSE INCURRED ($1.7 MILLION INCREASE). The $1.7 million decrease in interest expense was primarily due to a lower average debt balance during the second quarter of fiscal 2001 ($329.0 million versus $437.1 million). Reducing the period-to-period savings somewhat were fiscal 2001's higher interest rates,which caused fees paid under the accounts receivable securitization program to increase.

                           Part II - Other Information



ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings pending at July 31, 2000.

ITEM 2. CHANGES IN SECURITIES

      At the Company's annual meeting on June 28, 2000, the stockholders voted to combine the Company's two classes of common stock into a single class of voting common stock by reclassifying each share of Class B common stock into one share of Class A common stock. Also, the number of authorized shares of Class A common stock was increased from 100,000,000 to 200,000,000.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of Mitchell Energy & Development Corp. was held on June 28, 2000 for the purpose of electing a Board of nine directors and to consider and act upon proposals (1) to amend Article Four of the Company's Restated Articles of Incorporation, as amended, by (i) combining the Company's two classes of stock into a single class of voting common stock by reclassifying each issued share of the Company's Class B Common Stock, $.10 par value, into one share of Class A Common Stock, $.10 par value, (ii) increasing the number of authorized shares of Class A Common Stock from 100,000,000 to 200,000,000, and (iii) establishing the preferences, limitations and relative rights of the Class A Common Stock and (2) to appoint independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitations. Each of the nominees for the Board of Directors was elected by the Class A Common stockholders with no nominee receiving fewer than 20,600,595 of the 21,258,573 votes cast.

      Stockholders approved the proposal to amend Article Four of the Company's Restated Articles of Incorporation. The vote was as follows:

                                                         Class A                               Class B
                                                    Common Stockholders                   Common Stockholders
                                                ----------------------------        ----------------------------
                                                                       Per-                                Per-
                                                  Number               cent          Number                cent
                                                ----------             -----        ----------             -----
Shares voted "for" .....................        19,689,036             92.62        22,731,903             99.71
Shares voted "against" .................           438,441              2.06            23,667               .10
Shares abstaining ......................         1,131,096              5.32            42,702               .19
                                                ----------             -----        ----------             -----
                                                21,258,573             100.0        22,798,272             100.0
                                                ==========             =====        ==========             =====


      Class A Common stockholders also approved the appointment of Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the fiscal year ending January 31, 2001. The vote was as follows:

                                                                   Per-
                                                  Number           cent
                                                ----------        ------
Shares voted "for" .....................        21,250,462         99.96
Shares voted "against" .................             5,973           .03
Shares abstaining ......................             2,138           .01
                                                ----------         -----
                                                21,258,573         100.0
                                                ==========         =====

ITEM 5. OTHER INFORMATION

      On September 1, 2000, the Company decided to change its year end to December 31; the fiscal year end previously was January 31. The change was made to conform the timing of the Company's financial reporting with that of virtually all its peer group of independent energy companies and thus eliminate confusion caused by a one month reporting difference and facilitate the timely comparison by the investment community of the Company's results with those of its competitors.

      The Company plans to file a transition Form 10-K during October 2000 that will include historical audited financial statements for the calendar years ended December 31, 1999, 1998 and 1997. In addition, "Selected Financial Data" will be shown for an eleven-month "transition period" ended December 31, 1996 and for the fiscal year ended January 31, 1996. Beginning with the period ended September 30, 2000, quarterly financial results will be reported on a calendar quarter basis, and the earnings release for that period will include results for the first two quarters of the year on a calendar basis.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit 27. Financial Data Schedule.

      (b) No reports were filed on Form 8-K by Mitchell Energy & Development Corp. during the three-month period ended July 31, 2000.

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


                                        MITCHELL ENERGY & DEVELOPMENT CORP.
                                        -----------------------------------
                                                  (Registrant)




Dated:  September 11, 2000              By        /s/ Philip S. Smith
                                        ----------------------------------------
                                        Philip S. Smith
                                        Senior Vice President - Administration
                                        and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
27                            Financial Data Schedule