Form 10KT405
period 1999-12-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2000-10-13
CIK 311995

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
          [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE RECASTED YEARS ENDED DECEMBER 31, 1999, 1998
               AND 1997 AND THE TRANSITION PERIOD FROM FEBRUARY 1,
                            1996 TO DECEMBER 31, 1996
                      (see explanatory paragraph on page 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by nonaffiliates of the registrant at August 31, 2000 was approximately $865,580,320.

    Shares of common stock outstanding at August 31, 2000. . . . . 49,296,853

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference into the indicated parts of this report: Annual Report to Stockholders for the year ended December 31, 1999 - Parts I and II.
          Definitive Proxy Statement filed on May 25, 2000 - Part III.

================================================================================

TRANSITION FORM 10-K

      On September 1, 2000, the Company decided to change its year end to December 31; the fiscal year end previously was January 31. The change was made to conform the timing of the Company's financial reporting with that of virtually all its peer group of independent energy companies and thus eliminate investor confusion caused by a one month reporting difference and facilitate the timely comparison by the investment community of the Company's results with those of its competitors.

      This Transition Form 10-K is being filed as part of the implementation of that change. To provide users of the Company's financial information with complete, comparable historical calendar year information, Exhibit 99, portions of which have been incorporated by reference into this filing, includes audited financial statements for previously reported fiscal periods recast to a calendar year basis for the years ended December 31, 1999, 1998 and 1997. To make the transition from the Company's prior January 31 fiscal year end to a December 31 calendar year, it is necessary to have an eleven-month transition financial reporting period ending on December 31. The Company selected the eleven-month period from February 1, 1996 through December 31, 1996 as the transition period in order to allow this filing to incorporate audited results for the three most recent years on a calendar year basis . The January 31 fiscal year end was retained for January 31, 1996 and prior years. Except for summary information for the transition period and fiscal 1996, all financial information and statistical data included in this Transition Form 10-K and in the 1999 Annual Report to Stockholders attached as Exhibit 99 were recasted from a fiscal to a calendar year basis.

      Effective September 30, 2000, quarterly financial results will be reported on a calendar quarter basis, and the earnings release and Form 10-Q for that period will include (i) results for the three- and nine-month periods ended September 30, 2000 and (ii) recasted results for calendar 2000's first two quarters, replacing the previous reports for the April 30 and July 31 fiscal quarters.

      The Calendar Year 1999 Annual Report attached as Exhibit 99 to this filing replaces the previously filed Fiscal 2000 Annual Report. Since there is only a one-month difference between the respective ends of the old and new reporting periods (January 31, 2000 versus December 31, 1999), it was not necessary to extensively modify the narrative discussions, comments and other information included in the previously filed report. However, because this filing is being made nine months after the latest period reported herein, parenthetical disclosures have been added to the Letter to Shareholders, Exploration and Production, Gas Services and Management's Discussion and Analysis of Financial Position and Results of Operations sections to provide updated information and thereby facilitate the use of this document. Such disclosures were placed in brackets so they can be easily distinguished. Finally, because of the relatively short period before the Company's next printed annual report will be published, time constraints and cost/benefit considerations, the recasted 1999 Annual Report excludes color pictures and other cosmetic enhancements normally present in annual reports.

                                     PART I

ITEM 1 - BUSINESS

      Except for discussions of competition and insurance, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the year ended December 31, 1999 filed as Exhibit 99 to this report (Annual Report to Stockholders).

      CROSS REFERENCE TO APPLICABLE SECTIONS
        OF ANNUAL REPORT TO STOCKHOLDERS                                                              PAGE
      -------------------------------------                                                         --------
      The Company ...............................................................................       1
      Exploration and Production ................................................................     6 - 10
      Gas Services ..............................................................................    11 - 14
      Management's Discussion and Analysis of
          Financial Position and Results of Operations ..........................................    15 - 26
      Notes to Consolidated Financial Statements
          Note 9:  Segment Information ..........................................................    41 - 43

Competition

      The Registrant is a holding company which conducts all of its operations through its subsidiaries, collectively referred to as "the Company." The Company is one of the country's largest independent producers of natural gas and natural gas liquids (NGLs).

      Its operations include the exploration, development and production of natural gas and crude oil, the operation of natural gas gathering systems and the production of NGLs. Within these businesses, the Company competes with many companies that have substantially larger financial and other resources or whose operations are more fully integrated than the Company's. The oil and gas industry is highly competitive. There is competition within the industry and also with other industries in supplying the fuel and energy needs of commerce, industry and individuals.

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

ITEM 2 - PROPERTIES

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                                             PAGE
      --------------------------------------                                                        --------
      Exploration and Production .................................................................    6 - 10
      Gas Services ...............................................................................   11 - 14
      Operating Statistics .......................................................................     20
      Unaudited Supplemental Oil and Gas Information .............................................   50 - 53


OTHER OIL AND GAS RELATED DATA

      The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                          Year Ended December 31
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Combined natural gas, crude oil and condensate
    production (thousand cubic feet per day)* .....    280,000    288,000    273,000
Average production cost per
    equivalent thousand cubic feet ................   $    .67   $    .71   $    .69

----------
* Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas on a 6-to-1 basis.

UNDEVELOPED ACREAGE AT DECEMBER 31, 1999

                                                            Earliest Material
                                                         Expiration by State (a)         Areas of Concentration
                                                         -----------------------   --------------------------------
                                  Gross       Net         Net         Calendar                                  %
Location                          Acres       Acres       Acres         Year         County or Area            (b)
--------                       ----------   ---------    -------     -----------   ----------------------     -----
Texas .......................     294,100     202,600     43,300         2000      North Texas                  63
Mississippi .................      16,700       7,000      2,100         2001      Yazoo                        60
Louisiana ...................      13,600       8,800      4,300         2000      Jackson, Jefferson Davis     90
New Mexico ..................      12,500      11,000      6,100         2004      Lea                          92
Alabama .....................      11,300       4,800      1,800         2000      Conecuh                      57
Others (c) ..................      15,400       9,600
                               ----------   ---------
Total undeveloped acreage ...     363,600     243,800
Producing acreage ...........     713,400     533,300
                               ----------   ---------
Total acreage ...............   1,077,000     777,100
                               ==========   =========


----------
(a)  Expiring leases may be renewed if conditions warrant.
(b) Percentage of the state's net acres located in the indicated areas of concentration.
(c)  Includes Colorado, Michigan, Oklahoma and Utah.


DRILLING ACTIVITY (a)
For the year ended December 31

                                       Exploratory             Development                Total
                                  ---------------------   ---------------------   ---------------------
    Well Completions      Total    Oil     Gas     Dry     Oil     Gas     Dry     Oil     Gas     Dry
---------------------     -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
Gross Wells - 1999
   North Texas ........      80       4      --       4       3      67       2       7      67       6
   East Texas .........      17      --      --      --       1      16      --       1      16      --
   Gulf Coast .........      19      --      --       5       3      10       1       3      10       6
   Other (b) ..........       5       3      --       2      --      --      --       3      --       2
                          -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
     Total (c) ........     121       7      --      11       7      93       3      14      93      14
                          =====   =====   =====   =====   =====   =====   =====   =====   =====   =====
Net Wells
  1999 ................   104.4     3.2      --     5.7     6.5    86.0     3.0     9.7    86.0     8.7
                          =====   =====   =====   =====   =====   =====   =====   =====   =====   =====

  1998 ................   133.5     6.5     2.0     9.5    16.6    92.2     6.7    23.1    94.2    16.2
                          =====   =====   =====   =====   =====   =====   =====   =====   =====   =====

  1997 ................   152.7    12.9     5.5     6.3    21.3   105.7     1.0    34.2   111.2     7.3
                          =====   =====   =====   =====   =====   =====   =====   =====   =====   =====

----------
(a)  Excludes service wells.
(b)  Includes West Texas and Louisiana.
(c) An additional 33 wells (29.1 net wells) were in the process of being drilled or completed at December 31, 1999.


ITEM 3 - LEGAL PROCEEDINGS

      The information required by this item is incorporated by reference from
Note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Since October 1, 1999, no matter has been submitted to a vote of security holders, either through solicitation of proxies or otherwise, with the exception of matters presented at the Annual Meeting of Stockholders on June 28, 2000. These matters are listed in Part II, Item 4 of the Company's Form 10-Q for the Quarter Ended July 31, 2000.

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

      All of the executive officers are elected for a term of one year or until their respective successors are qualified, at a Board of Directors' meeting held in conjunction with each Annual Meeting of Shareholders.

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

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                 PAGE
      --------------------------------------                              ----
      Quarterly Stock Data...............................................   49
      Corporate Information..............................................   58

There were 1,104 holders of record of Class A Common Stock at September 15, 2000. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 8,600 holders of its common stock.

ITEM 6 - SELECTED FINANCIAL DATA (as required by Item 301 of Regulation SK)

                                              Calendar      Calendar          Calendar         Transition         Fiscal
                                                1999          1998              1997            Period(a)         1996(b)
                                             -----------   -----------       -----------       -----------      -----------
                                                                                               (Unaudited)
REVENUES
Exploration and Production ...............   $   265,888   $   227,440       $   273,953       $   236,177      $   424,661(c)
Gas Services
   Natural gas processing ................       384,692       262,595           331,875           337,763          283,378
   Natural gas gathering and marketing ...       231,275       215,688           190,530           220,341          184,584
   Other .................................        12,501        14,537            14,386            11,946           10,296
                                             -----------   -----------       -----------       -----------      -----------
     Total revenues ......................   $   894,356   $   720,260       $   810,744       $   806,227      $   902,919
                                             ===========   ===========       ===========       ===========      ===========


EARNINGS (LOSS) FROM
   CONTINUING OPERATIONS .................   $    67,334   $   (32,854)      $    44,291       $    76,219      $   100,712

NET EARNINGS (LOSS) ......................   $    67,334   $   (29,604)      $   (27,474)      $    91,976      $    37,129

EARNINGS (LOSS) PER SHARE(d)
From continuing operations ...............   $      1.37   $      (.67)      $       .87       $      1.47      $      1.91
Net earnings .............................          1.37          (.60)             (.54)(e)          1.77              .69

CASH DIVIDENDS PER SHARE
Class A (includes special
   dividend of 24 cents in 1998) .........   $       .48   $       .48       $       .72       $       .48      $       .48
Class B (includes special
   dividend of 26.5 cents in 1998) .......           .53           .53              .795               .53              .53

TOTAL ASSETS .............................   $ 1,163,679   $ 1,163,415       $ 1,273,959       $ 1,691,271      $ 1,599,183

LONG-TERM DEBT ...........................   $   379,267   $   372,767(f)    $   414,267       $   600,000(f)   $   795,000

----------
(a)  At December 31, 1996 and for the eleven-month period then ended.
(b)  At January 31, 1996 and for the twelve-month period then ended.
(c)  Includes gain of $205,256 from natural gas contract buyout.
(d) Basic shares on a single-class basis to give effect to June 2000 stock reclassification.
(e) After a net loss on sale of $67,123,000 ($1.32 per share) recorded in connection with the discontinuance of the Company's real estate activities.
(f) Excludes current maturities of $100,000 in 1998 and $130,000 in the Transition Period.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          POSITION AND RESULTS OF OPERATIONS

      Information required by this item is incorporated by reference from pages 15 through 26 of the Annual Report to Stockholders.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this item is incorporated by reference from page 19 of the Annual Report to Stockholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
        OF ANNUAL REPORT TO STOCKHOLDERS                                                              PAGE
      -------------------------------------                                                         --------
      Consolidated Financial Statements ..........................................................   27 - 30
      Notes to Consolidated Financial Statements .................................................   31 - 46
      Report of Independent Public Accountants ...................................................     47
      Unaudited Supplemental Oil and Gas Information .............................................   50 - 53
      Unaudited Quarterly Financial Data .........................................................     48


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No Form 8-K was filed by the Registrant during the three-year period ended December 31,1999 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.



                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement filed with the Securities and Exchange Commission filed on May 25, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 5 of this Form 10-K for information regarding Executive Officers of the Registrant.

ITEM 11 - EXECUTIVE COMPENSATION

      Information required by this item is incorporated by reference from portions of the Proxy Statement under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated by reference from portions of the Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference from portions of the Proxy Statement under the caption "Certain Transactions."


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                                            PAGE
      --------------------------------------                                                        -------
      Consolidated Balance Sheets - December 31, 1999 and 1998 ...................................    27

      Consolidated Statements of Earnings - For the Years
          Ended December 31, 1999, 1998 and 1997 .................................................    28

      Consolidated Statements of Stockholders' Equity - For the Years
          Ended December 31, 1999, 1998 and 1997 .................................................    29

      Consolidated Statements of Cash Flows - For the Years
          Ended December 31, 1999, 1998 and 1997 .................................................    30

      Notes to Consolidated Financial Statements .................................................  31 - 46

      Report of Independent Public Accountants ...................................................    47

      Unaudited Quarterly Financial Data - 1999 and 1998 .........................................    48

      Unaudited Supplemental Oil and Gas Information .............................................  50 - 53

      FINANCIAL STATEMENT SCHEDULES

      All schedules are omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or the footnotes thereto.

EXHIBITS

3(a) Restated Articles of Incorporation of Mitchell Energy & Development Corp., as amended through June 28, 2000.

3(b) The Bylaws of Mitchell Energy & Development Corp. are incorporated as an exhibit to this report by reference to exhibit 3(b) of the annual report on Form 10-K dated January 31, 1996.

4(a) The senior indenture dated August 1, 1991 by and between Mitchell Energy & Development Corp., as Issuer, and First City, Texas - Houston, National Association (succeeded by The Chase Manhattan Bank), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No. 33-42340.

4(b) The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Issuer, and NationsBank of Texas, National Association (succeeded by Chase Manhattan Trust Company, NA), as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-61070. The first supplement to the senior indenture dated January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994.

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

10(c) 1997 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated January 31, 1998. The first amendment to this Plan effective December 9, 1998 is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1999.

10(d) 1999 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the Annual Report on Form 10-K dated January 31, 2000.

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

21       List of Subsidiaries as of December 31, 1999.

23       Consent of Independent Public Accountants.

27       Financial Data Schedule

99       1999 Annual Report to Stockholders


(b)   REPORTS ON FORM 8-K

      No such reports were filed by Mitchell Energy & Development Corp. during the three-year period ended December 31, 1999 or any subsequent period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.


            /s/ George P. Mitchell                          October 9, 2000
--------------------------------------------------
         George P. Mitchell, Chairman
         and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



              /s/ George P. Mitchell                        October 9, 2000
--------------------------------------------------
           George P. Mitchell, Chairman
            and Chief Executive Officer



                 /s/ Bernard F. Clark                       October 9, 2000
--------------------------------------------------
          Bernard F. Clark, Vice Chairman



                  /s/ W. D. Stevens                         October 9, 2000
--------------------------------------------------
        W. D. Stevens, Director, President
            and Chief Operating Officer



            /s/ Philip S. Smith                             October 9, 2000
--------------------------------------------------
     Philip S. Smith, Senior Vice President -
     Administration, Chief Financial Officer
       and Principal Accounting Officer

                /s/ Robert W. Baldwin                      October 9, 2000
--------------------------------------------------
            Robert W. Baldwin, Director



                  /s/ William D. Eberle                    October 9, 2000
--------------------------------------------------
            William D. Eberle, Director



               /s/ Shaker A. Khayatt                       October 9, 2000
--------------------------------------------------
            Shaker A. Khayatt, Director



                  /s/ Ben F. Love                          October 9, 2000
--------------------------------------------------
               Ben F. Love, Director



                /s/ J. Todd Mitchell                       October 9, 2000
--------------------------------------------------
             J. Todd Mitchell, Director



                /s/ M. Kent Mitchell                       October 9, 2000
--------------------------------------------------
             M. Kent Mitchell, Director

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                              EXHIBITS TO FORM 10-K



                      For the Year Ended December 31, 1999

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
3(a)     Restated Articles of Incorporation of Mitchell Energy & Development
         Corp., as amended through June 28, 2000.

3(b) The Bylaws of Mitchell Energy & Development Corp. are incorporated as an exhibit to this report by reference to exhibit 3(b) of the annual report on Form 10-K dated January 31, 1996.

4(a)     The senior indenture dated August 1, 1991 by and between Mitchell
         Energy & Development Corp., as Issuer, and First City, Texas - Houston,
         National Association (succeeded by The Chase Manhattan Bank), as
         Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No. 33-42340.

4(b) The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Issuer, and NationsBank of Texas, National Association (succeeded by Chase Manhattan Trust
         Company, NA), as Trustee, are incorporated as exhibits to this report by reference to exhibits 4(b) and 4(c) of File No. 33-61070. The first supplement to the senior indenture dated January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated January 18, 1994.

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

10(c) 1997 Bonus Unit Plan is incorporated as an exhibit to this report by reference to exhibit 10(e) of the annual report on Form 10-K dated
         January 31, 1998. The first amendment to this Plan effective December
         9, 1998 is incorporated as an exhibit to this report by reference to exhibit 10(c) of the annual report on Form 10-K dated January 31, 1999.

10(d) 1999 Stock Option Plan is incorporated as an exhibit to this report by reference to exhibit 10(d) of the annual report on Form 10-K dated
         January 31, 2000.

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

21       List of Subsidiaries as of December 31, 1999.

23       Consent of Independent Public Accountants.

27       Financial Data Schedule.

99       1999 Annual Report to Stockholders