Form 10-Q
period 2000-09-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2000-11-09
CIK 311995

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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


       Shares of common stock outstanding at October 31, 2000 .... 49,513,271

================================================================================

                                      INDEX


                                                                           Page
Part I - Financial Information                                            Number
                                                                          ------
       Item 1. Financial Statements

          Representation.................................................    1

          Consolidated Balance Sheets....................................    2

          Unaudited Consolidated Statements of Earnings..................    3

          Unaudited Consolidated Statement of Stockholders' Equity.......    4

          Unaudited Condensed Consolidated Statements of Cash Flows......    5

          Notes to Unaudited Consolidated Financial Statements...........    6

       Item 2. Management's Discussion and Analysis of
          Financial Position and Results of Operations...................   11


Part II - Other Information

       Item 1. Legal Proceedings.........................................   18

       Item 6. Exhibits and Reports on Form 8-K..........................   18



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

                         Part I - Financial Information


ITEM 1. FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments - which include only normal and recurring adjustments - necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in Exhibit 99 to the Company's Transition Report on Form 10-K filed on October 13, 2000 and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)


                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2000             1999
                                                                                 -------------    ------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents ......................................................  $    21,441     $    24,024
Trade receivables ..............................................................      124,827          42,895
Inventories ....................................................................       21,250           5,160
Other ..........................................................................        5,629           5,922
                                                                                  -----------     -----------
     Total current assets ......................................................      173,147          78,001
                                                                                  -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,553,642 and $1,490,076
Exploration and production
  Oil and gas properties .......................................................      755,775         687,720
  Support equipment and facilities .............................................       12,641          13,217
Gas services (including investments in equity partnerships) (Note 2)
  Natural gas processing .......................................................       90,021         105,527
  Natural gas gathering ........................................................      182,862         153,796
  Other ........................................................................       91,054          86,091
Corporate ......................................................................        2,891           3,947
                                                                                  -----------     -----------
                                                                                    1,135,244       1,050,298
                                                                                  -----------     -----------

LONG-TERM INVESTMENTS AND OTHER ASSETS .........................................       39,932          35,380
                                                                                  -----------     -----------
                                                                                  $ 1,348,323     $ 1,163,679
                                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Oil and gas proceeds payable ...................................................  $   133,881     $    70,320
Accounts payable ...............................................................       57,375          40,962
Income taxes payable ...........................................................       10,196           5,576
Accrued liabilities ............................................................       53,385          36,722
                                                                                  -----------     -----------
     Total current liabilities .................................................      254,837         153,580
                                                                                  -----------     -----------
LONG-TERM DEBT (Note 3) ........................................................      300,342         379,267
                                                                                  -----------     -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ..........................................................      186,134         158,307
Retirement obligations .........................................................       69,264          71,882
Deferred income and other ......................................................       15,003          15,469
                                                                                  -----------     -----------
                                                                                      270,401         245,658
                                                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value (authorized 200,000,000 shares) ...................        5,386           5,386
Additional paid-in capital .....................................................      144,448         143,636
Retained earnings ..............................................................      476,424         346,192
Other comprehensive loss .......................................................       (5,890)         (5,890)
Treasury stock, at cost ........................................................      (97,625)       (104,150)
                                                                                  -----------     -----------
                                                                                      522,743         385,174
                                                                                  -----------     -----------
                                                                                  $ 1,348,323     $ 1,163,679
                                                                                  ===========     ===========


----------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)


                                                                                      Three Months             Nine Months
                                                                                   Ended September 30      Ended September 30
                                                                                  --------------------   -----------------------
                                                                                    2000        1999        2000         1999
                                                                                  ---------   --------   -----------   ---------

REVENUES
Exploration and production (including a gain of $11,527 from
   sale of Hell's Hole area properties in 1999's second quarter) (Note 6) .....   $147,460    $ 70,788   $  343,119    $185,668
Gas services (including a gain of $4,884 from an
   asset exchange in 2000's first quarter) (Note 2) ...........................    298,630     194,685      778,242     450,033
                                                                                  --------    --------   ----------    --------
                                                                                   446,090     265,473    1,121,361     635,701
                                                                                  --------    --------   ----------    --------
OPERATING COSTS AND EXPENSES (including personnel
   reduction program costs of $15,652 in 1999's first quarter) (Note 6)
Exploration and production (net of litigation provision reversals
   of $1,200 and $9,000, respectively, in the nine-month periods) (Note 6) ....     63,254      44,094      171,658     133,064
Gas services ..................................................................    264,937     166,957      671,008     402,057
                                                                                  --------    --------   ----------    --------
                                                                                   328,191     211,051      842,666     535,121
                                                                                  --------    --------   ----------    --------
SEGMENT OPERATING EARNINGS (Note 6) ...........................................    117,899      54,422      278,695     100,580
General and administrative expense (including personnel
   reduction program costs of $8,848 in 1999's first quarter) .................     12,758       7,226       29,193      29,549
                                                                                  --------    --------   ----------    --------
TOTAL OPERATING EARNINGS ......................................................    105,141      47,196      249,502      71,031
                                                                                  --------    --------   ----------    --------
OTHER EXPENSE
Interest expense ..............................................................      7,139       8,141       22,191      26,378
Other, net ....................................................................     (4,195)         16       (8,442)     (4,582)
                                                                                  --------    --------   ----------    --------
                                                                                     2,944       8,157       13,749      21,796
                                                                                  --------    --------   ----------    --------

EARNINGS BEFORE INCOME TAXES ..................................................    102,197      39,039      235,753      49,235

INCOME TAXES (after  $6,293 reversal of certain
   prior years' deferred taxes in the 2000 periods) (Note 4) ..................     27,775      13,143       73,910      16,471
                                                                                  --------    --------   ----------    --------
NET EARNINGS ..................................................................   $ 74,422    $ 25,896   $  161,843    $ 32,764
                                                                                  ========    ========   ==========    ========

NET EARNINGS PER SHARE (Note 9)
Basic .........................................................................   $   1.51    $    .53   $     3.29    $    .67
Diluted .......................................................................       1.48         .53         3.25         .67

AVERAGE COMMON SHARES OUTSTANDING
Basic .........................................................................     49,296      49,117       49,207      49,117
Diluted .......................................................................     50,280      49,208       49,809      49,187

----------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2000
                          (dollar amounts in thousands)


                                                                     Additional                 Other
                                                          Common      Paid-in     Retained   Comprehensive  Treasury
DOLLAR AMOUNTS                                 Total       Stock      Capital     Earnings       Loss         Stock
--------------                              ----------   ---------   ----------  ----------  -------------  ---------
BALANCE, DECEMBER 31, 1999 ..............   $ 385,174    $   5,386   $ 143,636   $ 346,192    $  (5,890)    $(104,150)
Net earnings ............................     161,843           --          --     161,843           --            --
Regular cash dividends (cents per share -
   25.25 on Class A, 26.5 on Class B and
   13.25 on combined shares) (Note 8) ...     (19,300)          --          --     (19,300)          --            --
Special cash dividends (25 cents
   per share on Class A and Class B) ....     (12,311)          --          --     (12,311)          --            --
Treasury stock purchases ................      (2,768)          --          --          --           --        (2,768)
Exercises of stock options ..............      10,105           --         812          --           --         9,293
                                            ---------    ---------   ---------   ---------    ---------     ---------
BALANCE, SEPTEMBER 30, 2000 .............   $ 522,743    $   5,386   $ 144,448   $ 476,424    $  (5,890)    $ (97,625)
                                            =========    =========   =========   =========    =========     =========

                          ============================

                                                     Common Stock Issued              Treasury Stock           Total
                                                 --------------------------     -------------------------      Shares
SHARE AMOUNTS                                      Class A       Class B         Class A        Class B     Outstanding
-------------                                    -----------   ------------     ----------     ----------   -----------
BALANCE, DECEMBER 31, 1999 ..................    23,978,072     29,878,072      1,656,437      3,082,450    49,117,257
Treasury stock purchases ....................            --             --         66,800         32,000       (98,800)
Exercises of stock options ..................            --             --       (245,978)      (167,642)      413,620
Other .......................................            (2)            (2)            --             --            (4)
Reclassification of common stock (Note 8)....    29,878,070    (29,878,070)     2,946,808     (2,946,808)           --
                                                 ----------     ----------      ---------      ---------    ----------
BALANCE, SEPTEMBER 30, 2000 .................    53,856,140             --      4,424,067             --    49,432,073
                                                 ==========     ==========      =========      =========    ==========

----------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              Nine Months Ended
                                                                                September 30
                                                                           -----------------------
                                                                              2000         1999
                                                                           ----------   ----------
OPERATING ACTIVITIES
Net earnings ...........................................................   $ 161,843    $  32,764
Adjustments to reconcile net earnings to
   cash provided by operating activities
      Depreciation, depletion and amortization .........................     105,290       82,112
      Deferred income taxes ............................................      30,157        7,934
      Exploration expenses (including exploratory well impairments) ....       8,271        5,822
      Distributions in excess of earnings of equity investees ..........       1,641        7,099
      Accrued personnel reduction program costs ........................          --       17,620
      Gains from sales of assets .......................................      (4,884)     (11,527)
      Water well litigation provision reversals ........................      (1,200)      (9,000)
      Other, net .......................................................      (5,772)      (9,760)
                                                                           ---------    ---------
                                                                             295,346      123,064
      Changes in operating assets and liabilities ......................     (15,490)      37,081
                                                                           ---------    ---------
      Cash provided by operating activities ............................     279,856      160,145
                                                                           ---------    ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures
   Total on accrual basis ..............................................    (214,433)     (94,839)
   Adjustment to cash basis ............................................      20,548       (1,667)
                                                                           ---------    ---------
                                                                            (193,885)     (96,506)
Proceeds from dispositions of property, plant and equipment ............      15,763       40,936
Other, net .............................................................         896        7,377
                                                                           ---------    ---------
      Cash used for investing activities ...............................    (177,226)     (48,193)
                                                                           ---------    ---------

FINANCING ACTIVITIES
Debt repayments ........................................................     (78,925)    (100,000)
Proceeds from issuance of debt .........................................          --       21,500
Cash dividends paid ....................................................     (31,295)     (18,687)
Treasury stock purchases ...............................................      (2,768)          --
Other ..................................................................       7,775         (317)
                                                                           ---------    ---------
      Cash used for financing activities ...............................    (105,213)     (97,504)
                                                                           ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................      (2,583)      14,448
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................      24,024       15,333
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................   $  21,441    $  29,781
                                                                           =========    =========

----------

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the nine-month periods ended September 30, 2000 and 1999.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The statement, which the Company must adopt effective January 1, 2001, generally requires that derivatives be recognized at fair value as assets or liabilities and that changes in fair value be recorded in earnings or other comprehensive income. The Company's infrequent use of derivatives makes it unlikely that the adoption of this statement will have a significant impact on its financial position or results of operations.

(2) PARTNERSHIP INVESTMENTS

A summary of the Company's net investments in partnerships at September 30, 2000 and December 31, 1999 and its equity in their pretax earnings for the nine-month periods ended September 30, 2000 and 1999 follows (in thousands):

                                                                                               Equity in
                                                               Net Investment               Pretax  Earnings
                                                        ----------------------------  ----------------------------
                                              Percent   September 30,   December 31,  September 30,  September 30,
                                               Owned        2000            1999          2000           1999
                                              -------   -------------   ------------  -------------  -------------
NATURAL GAS PROCESSING
C&L Processors Partnership (C&L) ..........      50*      $      --      $  25,353      $     724      $   2,802
U.P. Bryan Plant ..........................      45*             --          2,093          4,640          4,748
                                                          ---------      ---------      ---------      ---------
                                                                 --         27,446          5,364          7,550
                                                          ---------      ---------      ---------      ---------
GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services (Austin Chalk) ......      45*             --            (93)             3            905
Ferguson-Burleson County Gas
   Gathering System (Ferguson-Burleson) ...      45*             --         36,449            110          3,998
Louisiana Chalk Gathering System ..........      50          15,216         15,987           (771)          (649)
Others ....................................                     580            448            132             74
                                                          ---------      ---------      ---------      ---------
                                                             15,796         52,791           (526)         4,328
                                                          ---------      ---------      ---------      ---------
OTHER
Belvieu Environmental Fuels ...............   33.33          61,021         56,043         12,704          5,687
Gulf Coast Fractionators ..................   38.75          28,558         28,493          2,243          2,003
                                                          ---------      ---------      ---------      ---------
                                                             89,579         84,536         14,947          7,690
                                                          ---------      ---------      ---------      ---------
                                                          $ 105,375      $ 164,773      $  19,785      $  19,568
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

      During August 1999, C&L distributed the Jameson gas processing plant and related facilities to its partners, Conoco and a wholly-owned subsidiary of the Company. Effective October 1, 1999, the Jameson facilities became wholly-owned when the Company purchased Conoco's 50% interest for approximately $23,900,000. As a result, these operations were consolidated and ceased being reported as part of C&L thus reducing C&L's operations to facilities located in Oklahoma.

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

      For the applicable periods during which the Company held partnership interests in the above-listed entities, summarized earnings information (on a 100% basis) for these entities for the three- and nine-month periods ended September 30, 2000 and 1999 follows (in thousands):

                                        Three Months             Nine Months
                                    --------------------     -------------------
                                      2000        1999         2000       1999
                                    --------    --------     --------   --------
Revenues.........................   $ 88,873    $169,689     $326,753   $431,553
Operating earnings...............      7,855      23,158       54,616     52,339
Pretax earnings..................      8,162      22,060       55,081     43,620

(3) LONG-TERM DEBT

During August 2000, the Company repurchased at a small discount in the open market $13,925,000 principal amount of its 6 3/4% senior notes due February 2004. At September 30, 2000, the Company's outstanding debt consisted of $300,342,000 of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries. At that date, no amounts were outstanding under the Company's $250,000,000 bank revolving credit facility that terminates in July 2003, when any amounts then outstanding are payable. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual, non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $246,332,000 at September 30, 2000.

(4)   INCOME TAXES

Income taxes for the nine-month periods ended September 30, 2000 and 1999 consisted of the following (in thousands):

                                                              2000        1999
                                                            --------    --------
Current - Federal .......................................   $ 43,467    $  8,218
          State .........................................        286         319
                                                            --------    --------
                                                              43,753       8,537
                                                            --------    --------
Deferred - Federal ......................................     36,191       7,899
           State ........................................        259          35
           Reversal of prior years' state taxes, net
              of deferred Federal taxes of $3,388 .......     (6,293)         --
                                                            --------    --------
                                                              30,157       7,934
                                                            --------    --------
                                                            $ 73,910    $ 16,471
                                                            ========    ========

The prior-year tax reversal of $6,293,000 set out above resulted from a reorganization of exploration and production operations' legal structure that allowed certain previously provided deferred state income taxes to be reversed.

      Estimated annual tax rates of 34.02% (excluding the impact of the reversal discussed above) and 33.45%, respectively, were used in computing the income tax provisions for the nine-month periods ended September 30, 2000 and 1999. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of Federal tax credits and charges for state income taxes.

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

(6) SEGMENT INFORMATION

Selected industry segment data for the indicated periods follows (in thousands):

                                                                                Segment        Total                     Capital
                                                     Outside    Intersegment   Operating     Operating                 Expenditures
                                                     Revenues     Revenues     Earnings       Earnings        DD&A         (a)
                                                    ----------  ------------  -----------  --------------  ----------  ------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
EXPLORATION AND PRODUCTION
Operations .......................................  $  343,119   $       --   $  170,261   $  163,272      $   85,512   $  166,794
Water well litigation provision reversal .........          --           --        1,200        1,200              --           --
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                       343,119           --      171,461      164,472          85,512      166,794
                                                    ----------   ----------   ----------   ----------      ----------   ----------
GAS SERVICES
Natural gas processing ...........................     475,994      148,493       64,179       61,924           4,813       17,016
Natural gas gathering and marketing ..............     282,407      389,760       23,785       21,237          13,632       28,142
Other ............................................      14,957           --       14,386       14,198              80        1,763
Gain from asset exchange (Note 2) ................       4,884           --        4,884        4,884              --           --
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                       778,242      538,253      107,234      102,243          18,525       46,921
                                                    ----------   ----------   ----------   ----------      ----------   ----------
CORPORATE ........................................          --           --           --      (17,213)(b)       1,253          718
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                    $1,121,361   $  538,253   $  278,695   $  249,502      $  105,290   $  214,433
                                                    ==========   ==========   ==========   ==========      ==========   ==========

NINE MONTHS ENDED SEPTEMBER 30, 1999
EXPLORATION AND PRODUCTION
Operations .......................................  $  174,141   $       --   $   40,601   $   32,903      $   69,914   $   82,041
Gain from sale of Hell's Hole area properties ....      11,527           --       11,527       11,527              --           --
Water well litigation provision reversal .........          --           --        9,000        9,000              --           --
Personnel reduction program costs ................          --           --       (8,524)      (8,524)             --           --
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                       185,668           --       52,604       44,906          69,914       82,041
                                                    ----------   ----------   ----------   ----------      ----------   ----------
GAS SERVICES
Natural gas processing ...........................     250,060       52,425       26,739       24,570           2,758        4,732
Natural gas gathering and marketing ..............     192,431      164,057       21,427       18,960           7,466        7,638
Other ............................................       7,542           --        6,938        6,692              80          184
Personnel reduction program costs ................          --           --       (7,128)      (7,128)             --           --
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                       450,033      216,482       47,976       43,094          10,304       12,554
                                                    ----------   ----------   ----------   ----------      ----------   ----------
CORPORATE ........................................          --           --           --      (16,969)(b)       1,894          244
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                    $  635,701   $  216,482   $  100,580   $   71,031      $   82,112   $   94,839
                                                    ==========   ==========   ==========   ==========      ==========   ==========

THREE MONTHS ENDED SEPTEMBER 30, 2000
EXPLORATION AND PRODUCTION .......................  $  147,460   $       --   $   84,206   $   81,820      $   30,211   $   69,997
                                                    ----------   ----------   ----------   ----------      ----------   ----------
GAS SERVICES
Natural gas processing ...........................     170,972       65,686       19,732       19,037           1,593       11,715
Natural gas gathering and marketing ..............     124,365      172,288       10,867       10,054           4,835       14,003
Other ............................................       3,293           --        3,094        3,043              27        1,594
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                       298,630      237,974       33,693       32,134           6,455       27,312
                                                    ----------   ----------   ----------   ----------      ----------   ----------
CORPORATE ........................................          --           --           --       (8,813)(b)         389          485
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                    $  446,090   $  237,974   $  117,899   $  105,141      $   37,055   $   97,794
                                                    ==========   ==========   ==========   ==========      ==========   ==========

THREE MONTHS ENDED SEPTEMBER 30, 1999
EXPLORATION AND PRODUCTION .......................  $   70,788   $       --   $   26,694   $   24,102      $   22,138   $   37,832
                                                    ----------   ----------   ----------   ----------      ----------   ----------
GAS SERVICES
Natural gas processing ...........................     108,602       24,265       17,264       16,572             889        1,957
Natural gas gathering and marketing ..............      83,226       62,373        7,811        7,023           2,396        2,528
Other ............................................       2,857           --        2,653        2,574              27           92
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                       194,685       86,638       27,728       26,169           3,312        4,577
                                                    ----------   ----------   ----------   ----------      ----------   ----------
CORPORATE ........................................          --           --           --       (3,075)(b)         580          138
                                                    ----------   ----------   ----------   ----------      ----------   ----------
                                                    $  265,473   $   86,638   $   54,422   $   47,196      $   26,030   $   42,547
                                                    ==========   ==========   ==========   ==========      ==========   ==========

----------

(a) On accrual basis, including exploratory expenses and acquisitions.

(b) General corporate expenses; amount for 1999's nine-month period includes personnel reduction program costs of $8,848.

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

      During June 1999, the Company sold for cash all its oil and gas properties in the Hell's Hole and Park Mountain fields in Colorado and Utah, which consisted of 24,000 net leasehold acres with 36 producing wells and associated pipelines, gathering systems and production facilities. A pretax gain of $11,527,000 ($7,190,000 after tax) was recorded on the sale.

      After entering into defense cost reimbursement agreements with insurance carriers during January 2000 and March 1999, water well litigation provision reversals of $1,200,000 and $9,000,000, respectively, were recorded during the first quarters of 2000 and 1999.

      During the first quarter of 1999, the Company completed a personnel reduction program which reduced its full-time employment level by 235 jobs. Aggregate pretax costs of this program - including $8,848,000 reported as general and administrative expense - totaled $24,500,000. Of these costs, $17,620,000 represented the present value of incremental pension and retiree medical benefits provided under a voluntary incentive retirement program offered to 127 employees (114 of whom accepted). Cash costs of severance and other benefits totaled $6,880,000. The majority of the cash costs had been paid by March 31, 1999, and no accrued liability for such costs remained at December 31, 1999.

(7) SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid totaled $27,853,000 and $34,627,000 during the nine-month periods ended September 30, 2000 and 1999. Income taxes paid during the nine-month period ended September 30, 2000 totaled $39,135,000; income tax refunds totaling $4,366,000 were collected in the comparable prior-year period. Other than the asset exchange discussed in Note 2, there were no significant non-cash investing or financing activities during the nine- month periods ended September 30, 2000 and 1999.

(8) COMMON STOCK

In June 2000, the Company's stockholders voted to combine its two classes of common stock into a single class of voting common stock by reclassifying each share of Class B common stock into one share of Class A common stock. Also, the number of authorized shares of Class A common stock was increased from 100,000,000 to 200,000,000.

(9) EARNINGS PER SHARE

All earnings per share amounts are presented on a single class basis to give effect to the June 2000 stock reclassification. The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                            Three Months           Nine Months
                                          -----------------     -----------------
                                           2000       1999       2000       1999
                                          ------     ------     ------     ------
Used in basic computations ..........     49,296     49,117     49,207     49,117
Dilutive effect of stock options ....        984         91        602         70
                                          ------     ------     ------     ------

Used in diluted computations ........     50,280     49,208     49,809     49,187
                                          ======     ======     ======     ======

Excluded from these computations because their effect would have been antidilutive were stock options covering 1,722,633 shares for the three- and nine-month periods ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The Company's earnings have risen steadily over the last six quarters. Net earnings for 2000's third quarter were $74.4 million ($1.51 per basic share), the highest quarterly earnings in the Company's history. Contributing to these strong upward trends were sharp rises in energy prices and the Company's natural gas and NGL production volumes and its lower overall cost structure after a personnel reduction program undertaken early in 1999.

      While the Company's earnings and cash flows are affected by many things, energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices for the first three quarters of 2000 and the prior two years:

                                                              Crude Oil and
                          Natural Gas (per Mcf)            Condensate (per Bbl)               NGLs (per Bbl)
                       ---------------------------     ---------------------------     ---------------------------
                        2000      1999       1998       2000      1999       1998       2000       1999      1998
                       ------    ------     ------     ------    ------     ------     ------     ------    ------
First quarter......... $ 2.89    $ 1.79     $ 2.29     $26.93    $11.06     $14.53     $21.19     $ 9.55    $11.64
Second quarter........   3.65      2.25       2.25      27.52     15.46      12.92      19.65      12.56     10.63
Third quarter.........   4.50      2.79       2.01      30.29     19.67      12.15      22.20      16.36      9.83
Fourth quarter........             2.82       2.07                22.91      10.78                 17.39      9.63
Fiscal year...........             2.42       2.15                17.17      12.60                 14.20     10.48

Prices fell in 1998 to low points not seen for oil and NGLs since 1986 as worldwide oil production rose during a period of relatively weak demand and inventories reached unusually high levels. During 1999, worldwide oil production fell as OPEC and other countries adopted lower production targets. Excess inventories were worked down and prices for oil and NGLs rose steadily. This trend continued in 2000 when oil and NGL prices rose to levels not seen in many years. Natural gas prices - while not moving steadily upward - were relatively strong in 1999. As shown in the table above, gas prices continued to strengthen in 2000 due to reduced deliverability, low storage levels and strong demand.

      After taking actions late in 1998 to sharply reduce operating costs and capital expenditures to position itself to operate in a low-energy-price environment, the Company began taking steps late in the second quarter of 1999 to substantially increase its development drilling and well recompletion programs in the Barnett Shale area of North Texas when the Company determined that its development costs could be lowered through the use of light sand fracture technology and the price outlook for natural gas improved. Primarily because of an ongoing acceleration of the Barnett Shale development program, the Company's natural gas sales have been rising sharply on a quarter-to-quarter basis. Such sales averaged a record 319.7 MMcf per day in 2000's third quarter, 38% above the level during the prior-year's comparable period. Six rigs were drilling in the Barnett through September, and the Company drilled 111 wells there in the first nine months of 2000 versus 66 for all of 1999. Plans call for increasing to an 8-rig program in the Barnett during November and to a 12-rig program early in

2001 to take advantage of the improved price outlook and the Company's large backlog of undrilled locations. Also, an extensive well rework/refracturing program is in progress there. Looking forward, the Company's gas sales volumes are expected to grow at a compounded annual rate of at least 15% over the next four years. This growth will be achieved almost exclusively through low-risk development drilling and is not contingent upon realizing the high energy prices received in recent periods.

      With improved NGL economics, the acquisition in October 1999 of the other 50% interest in the Jameson plant and increased gathering throughput, NGL production volumes increased during 1999 and rose further during 2000. NGL production averaged 51,500 barrels per day during 2000's first nine months, a level not reached since the early 1990s when five times as many plants were being operated. An exchange of the Company's interests in several Oklahoma systems for Duke Energy's 55% interest in jointly owned processing and gathering assets in the Austin Chalk area of Central Texas was closed on March 31, 2000. As a result, the Company's involvement in the operations of four partnerships ceased, and it now has total ownership and operating control of all its major gas processing and gathering facilities. This lowered operating costs and gives the Company more flexibility in using these facilities. NGL production should increase further with the completion in December of an expansion of the Bridgeport plant that will increase its processing capacity from 210 to 310 MMcf per day. With the implementation of the 12-rig drilling program in the Barnett, the Company expects the Bridgeport plant expansion to be completely loaded during the first quarter of 2001 when the Company's daily NGL production could reach the 60,000-barrels-per-day level. Planning currently is underway for another 100 MMcf per day expansion of the Bridgeport plant to allow it to handle further expected increases in Barnett Shale production.

      The Company grew its gathering and processing volumes in 2000 by capturing a large portion of the new gas supplies being developed along its systems by the Company and by third parties. Third quarter pipeline throughput averaged 818 MMcf per day, up 53% from the comparable prior-year period. The increase was principally due to increased Barnett Shale production, acquisition of Duke's
55% interest in the Texas Chalk systems, addition of quantities for the Jameson system and added production along the Vanderbilt and Monco systems.

CAPITAL AND EXPLORATORY EXPENDITURES. The Company's original capital budget for 2000 totaled $222.1 million, 58.8% above the $139.9 million spent in 1999 (excluding the Jameson acquisition), or 26% above the annualized spending level in 1999's last half. Because of the favorable outlook for energy prices, a desire to further increase drilling in the Barnett Shale and other areas and a need to further augment gas services' infrastructure in North Texas, the 2000 budget was subsequently raised by $87.6 million to $309.7 million. Exploration and production budget increases of $40.8 million were primarily for drilling, recompletion work and acquisitions of additional acreage in North Texas and for drilling and rework activities in the Lake Creek and Personville areas. The gas services budget increases of $46.6 million provided for the expansion of the Bridgeport plant's processing capacity to 310 MMcf per day, construction of a residue header to allow increased gas sales to intrastate markets, and improvements to the Bridgeport gathering system to add capacity and reduce bottlenecking. Third quarter spending totaled $97.8 million, up from $66.9 million and $49.7 million, respectively, in the second and first quarters. A summary by quarter of 2000's actual capital and exploratory expenditures and the revised budget for the full year follows (in millions):

                                                          Actual Spending
                                              ---------------------------------------
                                                                              Nine-     Revised
                                               First    Second     Third      Month      Annual
                                              Quarter   Quarter   Quarter     Totals     Budget
                                              -------   -------   --------   --------   --------
Exploration and production ...............    $  42.5   $  54.3   $   70.0   $  166.8   $  223.6
Gas services .............................        7.2      12.4       27.3       46.9       83.9
Corporate ................................         --        .2         .5         .7        2.2
                                              -------   -------   --------   --------   --------
                                              $  49.7   $  66.9   $   97.8   $  214.4   $  309.7
                                              =======   =======   ========   ========   ========

With the accelerated drilling program and inflation in drilling costs, calendar 2000 capital spending may exceed the current budget somewhat.

FINANCING MATTERS. Cash provided by operating activities totaled $279.9 million during the first nine months of 2000. This, coupled with cash proceeds from the asset exchange with Duke and sales of non-strategic assets, funded the capital program and allowed long-term debt to be paid down by $79 million, to $300.3 million. During this period, 98,800 shares of treasury stock were repurchased at an aggregate cost of $2.8 million under the stock buyback program that was announced in April. At quarter-end, long-term debt comprised 36.5% of total debt plus stockholders' equity, down from 49.6% at the beginning of the year. The Company expects cash flows from operations to be sufficient to cover its increased capital expenditures.

      The Company has a $250 million bank revolving credit facility and a $25 million bank money-market facility. At September 30, 2000, no borrowings were outstanding under these facilities. In August 2000, the Company retired $13.9 million of 6 3/4% senior notes that it repurchased at a small discount in the open market. While the Company has no immediate plans to issue additional senior notes or to increase the size of its bank credit facility, it has the borrowing capacity to do so should business opportunities arise that require funding in excess of the amount available under the existing bank credit facility ($250 million at September 30, 2000). Because of a receivable sales agreement that lowers costs and eliminates the need to fund the Company's receivables with bank borrowings, long-term debt and working capital balances were each $35 million less at September 30, 2000 than they otherwise would have been.

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

      The Company is partially hedged with respect to natural gas prices since besides being a seller it also purchases gas in connection with its gas processing operations (after the recent asset exchange, such purchases normally should range from 35% to 40% of gas sales). Since it has this physical hedge, the Company rarely enters into hedging transactions to manage its exposure to price fluctuations. It does not hold or issue derivative instruments for trading purposes. The Company had no open hedge positions at September 30, 2000, and its hedging activities during the last three years were insignificant.

      The Company's exposure to changing interest rates is limited since all its long-term debt at September 30, 2000 consisted of senior notes with fixed interest rates.

OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and nine-month periods ended September 30, 2000 and 1999 follow:

                                                                Three Months               Nine Months
                                                           ----------------------     ---------------------
                                                             2000          1999         2000         1999
                                                           --------      --------     --------     --------
      AVERAGE DAILY VOLUMES
      Natural gas sales (Mcf)...........................    319,700       231,800      293,700      239,100
      Crude oil and condensate sales (Bbls).............      5,300         5,600        5,500        5,900
      Natural gas liquids produced (Bbls)...............     52,300        42,300       51,500       41,900
      Pipeline throughput (Mcf) ........................    818,000       534,000      761,000      519,000

      AVERAGE SALES PRICES
      Natural gas (per Mcf).............................   $   4.50      $   2.79     $   3.72     $   2.27
      Crude oil and condensate (per Bbl)................      30.29         19.67        28.20        15.26
      Natural gas liquids produced (per Bbl)............      22.20         16.36        21.02        12.90

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Net earnings for the nine-month periods ended September 30, 2000 and 1999 - both before and after unusual items - are summarized in the table which follows. For 2000, net earnings totaled $161.8 million, versus $32.8 million during the comparable prior-year period. Exclusive of unusual items, 2000 after-tax earnings totaled $151.6 million, versus $35.6 million for the comparable prior-year period. Higher energy prices and volumes were the principal causes of the period-to-period earnings improvement. The following table and discussion identify and explain the major increases (decreases) in earnings for the nine-month periods (in millions):

                                                                               Segment
                                                                          Operating Earnings
                                                                        ----------------------
                                                                        Exploration
                                                                            and         Gas                   Pretax        Net
                                                                        Production   Services     Other*     Earnings    Earnings
                                                                        -----------  ---------   ---------   ---------   ---------
1999 AMOUNTS AFTER UNUSUAL ITEMS ...................................     $ 52.6      $ 48.0      $(51.4)     $ 49.2      $ 32.8
                                                                         ------      ------      ------      ------      ------


ELIMINATE IMPACT OF 1999 UNUSUAL ITEMS (see page 10)
Gain from sale of Hell's Hole area properties ......................      (11.5)         --          --       (11.5)       (7.2)
Water well litigation provision reversals ..........................       (9.0)         --          --        (9.0)       (5.6)
Personnel reduction program costs ..................................        8.5         7.1         8.9        24.5        15.6
                                                                         ------      ------      ------      ------      ------
                                                                          (12.0)        7.1         8.9         4.0         2.8
                                                                         ------      ------      ------      ------      ------

1999 AMOUNTS BEFORE UNUSUAL ITEMS ..................................       40.6        55.1       (42.5)       53.2        35.6
                                                                         ------      ------      ------      ------      ------

MAJOR INCREASES (DECREASES)
Higher natural gas sales price .....................................       91.2          --          --        91.2        59.3
Higher natural gas sales volumes ...................................       36.8          --          --        36.8        23.9
Higher oil and condensate sales price ..............................       19.9          --          --        19.9        12.9
Higher DD&A rate ($.90 versus $.86 per equivalent Mcf produced) ....       (3.3)         --          --        (3.3)       (2.1)
Higher NGL margins .................................................         --        26.8          --        26.8        17.4
Higher NGL production volumes ......................................         --        23.4          --        23.4        15.2
Higher operating expenses (primarily repairs and maintenance) ......       (4.7)       (8.2)         --       (12.9)       (8.4)
Equity in earnings of MTBE partnership .............................         --         7.0          --         7.0         4.6
Increased bonus unit expense accruals ..............................       (3.3)       (1.6)       (5.7)      (10.6)       (6.9)
Increased incentive compensation expense accruals ..................       (2.6)       (1.6)       (3.3)       (7.5)       (4.9)
Lower interest expense incurred ....................................         --          --         4.2         4.2         2.7
Lower effective income tax rate ....................................         --          --          --          --         1.3
Other, net .........................................................       (4.3)        1.4         4.4         1.5         1.0
                                                                         ------      ------      ------      ------      ------
                                                                          129.7        47.2         (.4)      176.5       116.0
                                                                         ------      ------      ------      ------      ------
2000 AMOUNTS BEFORE UNUSUAL ITEMS ..................................      170.3       102.3       (42.9)      229.7       151.6
                                                                         ------      ------      ------      ------      ------
Gain from asset exchange (see page 7) ..............................         --         4.9          --         4.9         3.2
Water well litigation provision reversal (see page 10) .............        1.2          --          --         1.2          .7
Reversal of certain prior years'
   deferred state income taxes (see page 8) ........................         --          --          --          --         6.3
                                                                         ------      ------      ------      ------      ------
                                                                            1.2         4.9          --         6.1        10.2
                                                                         ------      ------      ------      ------      ------
2000 AMOUNTS AFTER UNUSUAL ITEMS ...................................     $171.5      $107.2      $(42.9)     $235.8      $161.8
                                                                         ======      ======      ======      ======      ======

----------

*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exclusive of unusual items, exploration and production segment operating earnings of $170.3 million during 2000's first nine months were $129.7 million above those of the comparable prior-year period. This improvement was principally due to higher prices for natural gas and oil and increased natural gas sales volumes.

HIGHER NATURAL GAS SALES PRICE ($91.2 MILLION INCREASE). During the first nine months of 2000, the Company's natural gas sales price averaged $3.72 per Mcf, $1.45 (64%) above the prior period's $2.27, increasing operating earnings by $91.2 million.

HIGHER NATURAL GAS SALES VOLUMES ($36.8 MILLION INCREASE). Natural gas sales averaged 293.7 MMcf per day during 2000's first nine months, 23% above the 239.1 MMcf of the comparable prior-year period, improving operating earnings by $36.8 million. As discussed elsewhere herein, the production increases were largely due to the Company's activities in the Barnett Shale area of North Texas.

HIGHER OIL AND CONDENSATE SALES PRICE ($19.9 MILLION INCREASE). The Company's sales price for oil and condensate averaged $28.20 per barrel during 2000's first nine months, $12.94 (85%) above the prior period's $15.26, increasing operating earnings by $19.9 million.


GAS SERVICES OVERVIEW

Exclusive of unusual items, gas services segment operating earnings rose $47.2 million to $102.3 million during the first nine months of 2000. The sharply higher earnings were principally due to price-related margin improvements for gas processing and increased NGL production volumes.

HIGHER NGL MARGINS ($26.8 MILLION INCREASE). The average price for NGLs produced during 2000's first nine months of $21.02 per barrel was 63% above the prior-year period's $12.90, improving NGL revenues by $74.3 million. Because of the impact of higher NGL and natural gas prices on producer settlement and gas shrinkage costs, feedstock costs were also higher in 2000, resulting in a net $26.8 million price-related increase in NGL margins.

HIGHER NGL PRODUCTION VOLUMES ($23.4 MILLION INCREASE). NGL production volumes averaged 51,500 barrels per day, up 23% from the 41,900 of the corresponding prior-year period. The increased volumes were principally due to (i) the October 1, 1999 acquisition of full ownership in the Jameson plant, (ii) increased throughput of the Company's Vanderbilt system that is processed at the Exxon Katy plant and (iii) restarting of the Huckabay plant to handle the Company's increasing North Texas gas production. The increased volumes added $23.4 million to operating earnings.

EQUITY IN EARNINGS OF MTBE PLANT PARTNERSHIP ($7.0 MILLION INCREASE). This variance occurred both because of fewer downtime days (21 versus 45) and higher spot market MTBE sales prices during the summer. MTBE prices declined subsequently and have remained at lower levels.


OTHER

INCREASED BONUS UNIT EXPENSE ACCRUALS ($10.6 MILLION DECREASE). Bonus unit expense accruals during 2000's first nine months totaled $11.7 million compared with $1.1 million during the comparable period of the prior year, reducing pretax earnings by $10.6 million. The expense accruals increased principally due to a rise in the price of the Company's common stock to $46.625 per share at September 30, 2000 from $21.81 at December 31, 1999. In the prior year, prices at the comparable dates were $23.97 and $11.53, respectively.

LOWER INTEREST EXPENSE INCURRED ($4.2 MILLION INCREASE). This favorable variance was primarily due to a lower average debt balance during the first nine months of 2000 ($343.1 million versus $442.2 million), lowering interest expense by $5.4 million. Reducing the year-to-year savings somewhat were 2000's higher interest rates, which also increased the fees paid under the accounts receivable securitization program.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

      Net earnings for the three-month periods ended September 2000 and 1999 are summarized in the table which follows. Net earnings for 2000's third quarter totaled $74.4 million, which compares to $25.9 million during the comparable period of the prior year. Excluding the effects of an unusual item, the current quarter's earnings totaled $68.1 million. Higher energy prices and volumes were the principal causes of the quarter-to- quarter earnings improvement. The following table and discussion identify and explain the major increases (decreases) in earnings for the three-month periods (in millions):

                                                                             Segment
                                                                        Operating Earnings
                                                                       ---------------------
                                                                       Exploration
                                                                          and         Gas                    Pretax       Net
                                                                       Production   Services     Other*     Earnings    Earnings
                                                                       -----------  --------     -------    --------    --------
1999 AMOUNTS .......................................................     $ 26.7      $ 27.7      $(15.4)     $ 39.0      $ 25.9
                                                                         ------      ------      ------      ------      ------

MAJOR INCREASES (DECREASES)
Higher natural gas sales price .....................................       35.3          --          --        35.3        23.0
Higher natural gas sales volumes ...................................       25.3          --          --        25.3        16.5
Higher oil and condensate sales price ..............................        5.2          --          --         5.2         3.4
Higher DD&A rate ($.88 versus $.84 per equivalent Mcf produced) ....       (1.2)         --          --        (1.2)        (.8)
Higher NGL production volumes ......................................         --         4.5          --         4.5         2.9
Higher NGL margins .................................................         --         4.1          --         4.1         2.7
Higher operating expenses (primarily repairs and maintenance) ......       (1.1)       (3.2)         --        (4.3)       (2.8)
Increased bonus unit expense accruals ..............................       (2.1)       (1.0)       (3.8)       (6.9)       (4.5)
Increased incentive compensation expense accruals ..................       (1.3)        (.8)       (1.5)       (3.6)       (2.3)
Lower interest expense incurred ....................................         --          --         1.0         1.0          .6
Lower effective income tax rate ....................................         --          --          --          --         1.0
Other, net .........................................................       (2.6)        2.4         4.0         3.8         2.5
                                                                         ------      ------      ------      ------      ------
                                                                           57.5         6.0         (.3)       63.2        42.2
                                                                         ------      ------      ------      ------      ------
2000 AMOUNTS BEFORE UNUSUAL ITEMS ..................................       84.2        33.7       (15.7)      102.2        68.1
Reversal of certain prior years'
   deferred state income taxes (see page 8) ........................         --          --          --          --         6.3
                                                                         ------      ------      ------      ------      ------

2000 AMOUNTS AFTER UNUSUAL ITEMS ...................................     $ 84.2      $ 33.7      $(15.7)     $102.2      $ 74.4
                                                                         ======      ======      ======      ======      ======

----------

*Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings of $84.2 million during 2000's third quarter were $57.5 million above those of the comparable prior-year period principally due to higher prices for natural gas and oil and increased natural gas sales volumes.

HIGHER NATURAL GAS SALES PRICE ($35.3 MILLION INCREASE). During the third quarter of 2000, the Company's natural gas sales price averaged $4.50 per Mcf, $1.71 (61%) above the prior period's $2.79, increasing operating earnings by $35.3 million.

HIGHER NATURAL GAS SALES VOLUMES ($25.3 MILLION INCREASE). Natural gas sales averaged 319.7 MMcf per day during 2000's third quarter, 38% above the 231.8 MMcf of the comparable prior-year period, increasing operating earnings by $25.3 million.

HIGHER OIL AND CONDENSATE SALES PRICE ($5.2 MILLION INCREASE). The Company's sales price for oil and condensate averaged $30.29 per barrel during 2000's third quarter, up substantially from the prior period's $19.67, increasing operating earnings by $5.2 million.


GAS SERVICES OVERVIEW

Gas services segment operating earnings totaled $33.7 million during the third quarter of 2000, $6.0 million above the amount earned in 1999's third quarter. The increase was principally the result of higher NGL production volumes and margins.

HIGHER NGL PRODUCTION VOLUMES ($4.5 MILLION INCREASE). NGL production volumes averaged 52,300 barrels per day, up 24% from the 42,300 of the corresponding prior-year period, adding $4.5 million to operating earnings. The volume increase occurred principally for the reasons mentioned on page 15.

HIGHER NGL MARGINS ($4.1 MILLION INCREASE). The average price for NGLs produced during 2000's third quarter of $22.20 per barrel was 36% above the prior-year period's $16.36, improving NGL revenues by $19.8 million. Because of the impact of the quarter's higher NGL and natural gas prices on producer settlement and gas shrinkage costs, feedstock costs rose by $15.7 million, resulting in a net $4.1 million price-related increase in NGL margins.

OTHER

INCREASED BONUS UNIT EXPENSE ACCRUALS ($6.9 MILLION DECREASE). Bonus unit expense accruals during the third quarter of 2000 totaled $7.9 million compared with $1.0 million during the comparable period of the prior year, reducing pretax earnings by $6.9 million. The expense accruals increased principally due to a rise in the price of the Company's common stock to $46.625 per share at September 30, 2000 from $32.13 at June 30, 2000. In the prior year, prices at the comparable dates were $23.97 and $18.38, respectively.

LOWER INTEREST EXPENSE INCURRED ($1.0 MILLION INCREASE). The $1.0 million decrease in interest expense was primarily due to a lower average debt balance during the third quarter of 2000 ($317.9 million versus $405.6 million). Reducing the period-to-period savings somewhat were 2000's higher interest rates, which also increased the fees paid under the accounts receivable securitization program.

                           Part II - Other Information


ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings pending at September 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27. Financial Data Schedule.

        Exhibit 99. Supplemental Financial Data

    (b) No reports were filed on Form 8-K by Mitchell Energy & Development Corp. during the three-month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MITCHELL ENERGY & DEVELOPMENT CORP.
                                                 (Registrant)


Dated:  November 8, 2000              By    /s/ Philip S. Smith
                                      --------------------------------------
                                      Philip S. Smith
                                      Senior Vice President - Administration
                                      and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  27            Financial Data Schedule
  99            Supplemental Financial Data