Form 10-K405
period 2000-12-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2001-03-09
CIK 311995

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant at February 28, 2001 was approximately $1,180,232,000.

   Shares of common stock outstanding at February 28, 2001....... 49,821,336

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following documents are incorporated by reference into the indicated parts of this report: Annual Report to Stockholders for the year ended December 31, 2000 - Parts I and II.
            Definitive Proxy Statement to be filed within 120 days after
                         December 31, 2000 - Part III.

================================================================================

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This annual report, including the documents incorporated by reference, contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which include all statements other than those of historical fact, appear in a number of places in this annual report and include statements regarding the Company's plans, beliefs or current expectations with respect to, among other things:

      -   future production levels and operating results;

      -   number and location of undrilled well locations and planned wells;

      -   future reserve replacement;

      -   sources of funds necessary to conduct operations;

      -   future capital expenditures;

      -   sensitivity to energy price changes; and

      -   business strategy regarding future operations.

      Any such forward-looking statements are not assurances of future performance and involve risks and uncertainties, many of which are outside the Company's control. Actual results may differ materially from anticipated results for a number of reasons, including:

      -   general economic and business conditions;

      - fluctuations in the commodity prices for natural gas, oil and natural gas liquids;

      -   unexpected changes in competitive conditions or technology;

      - acquisitions and other business opportunities that may be presented to and pursued by the Company;

      -   the availability of capital resources; and

      -   changes in laws and regulations affecting the energy business.

      The information contained in this annual report, including the information set forth in Item 7 under the heading "Factors That Could Affect Future Results," identifies additional factors that could affect operating results and performance. We urge you to carefully consider those factors.

      All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1 - BUSINESS

      Except for discussions of competition and insurance, information required by this item is incorporated by reference from portions of Mitchell Energy & Development Corp.'s Annual Report to Stockholders for the year ended December 31, 2000 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (Annual Report to Stockholders).


      CROSS REFERENCE TO APPLICABLE SECTIONS
        OF ANNUAL REPORT TO STOCKHOLDERS                               PAGE
        --------------------------------                               ----
                                                                      Inside
      The Company.................................................  Front Cover
      Operational Review - Exploration and Production and
        Gas Services..............................................    10 - 18
      Management's Discussion and Analysis of
        Financial Position and Results of Operations..............    19 - 26
      Notes to Consolidated Financial Statements
      Note 9 - Segment Information................................    39 - 40

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

      The Company owns or has interests in natural gas processing plants located in Texas, and it ranked 15th in daily domestic NGL production in calendar 1999. The Company has fractionating equipment at certain of its processing plants and also owns a 38.75% interest in a large fractionating plant near Mont Belvieu on the upper Texas Gulf Coast. After being fractionated into ethane, propane, butanes and natural gasoline, the NGLs are used by others in the production of plastics, paints, solvents, synthetic rubber, gasoline and a wide variety of other products. Propane also is widely used as a fuel in rural areas for cooking, home heating and crop drying. The Company participates in the petrochemical business through its one-third interest in a plant at Mont Belvieu, Texas that produces methyl tertiary butyl ether (MTBE), an oxygenate used in the production of environmentally cleaner gasoline. That plant has a daily capacity of approximately 17,000 barrels.

      The Company owns or operates approximately 9,100 miles of natural gas gathering systems substantially all of which are located in Texas. Those systems operate in highly competitive local markets and intersect with numerous pipeline systems enabling the Company to buy, sell, transport and exchange gas with other pipeline operators.

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


ITEM 2 - PROPERTIES

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                              PAGE
      --------------------------------------                           ----
     Operational Review - Exploration and Production and
       Gas Services.................................................  10 - 18
     Operating Statistics...........................................     22
     Unaudited Supplemental Information.............................  44 - 47

OTHER OIL AND GAS RELATED DATA

      The following information is required by Sections 3, 5 and 6 of the Securities Act Industry Guide 2, Disclosure of Oil and Gas Operations.


AVERAGE PRODUCTION COST IN EQUIVALENT UNITS

                                                                             Year Ended December 31
                                                                             ----------------------
                                                                    2000             1999             1998
                                                                    ----             ----             ----
Combined natural gas, crude oil and condensate
    production (thousand cubic feet per day)*.................      338,000          280,000          288,000
Average production cost per equivalent thousand cubic feet
    Lease operating expense...................................         $.29             $.30             $.35
    Gathering and compression costs...........................          .21              .21              .20
    Severance taxes...........................................          .18              .10              .09
    Ad valoren taxes..........................................          .05              .06              .07
                                                                -----------      -----------      -----------
                                                                       $.73             $.67             $.71
                                                                ===========      ===========      ===========

----------
* Expressed in equivalent units of production with barrels of oil converted to cubic feet of gas on a 6-to-1 basis.


UNDEVELOPED ACREAGE AT DECEMBER 31, 2000

                                                                      Earliest Material
                                                                   Expiration by State (a)      Areas of Concentration
                                                                   -----------------------      ----------------------
                                  Gross           Net                Net          Calendar                            %
Location                          Acres          Acres              Acres           Year         County or Area       (b)
--------                          -----          -----              -----           ----         --------------       ---
Texas......................      335,300        248,200             82,700          2002      North Texas             63
Mississippi................       14,700          5,900              3,600          2002      Yazoo                   70
New Mexico.................       11,900         10,400              9,100          2004      Lea                     92
Louisiana..................        9,000          7,900              6,600          2003      Jackson                 70
Others (c).................       16,900         11,400
                                  ------         ------
Total undeveloped acreage..      387,800        283,800
Producing acreage..........      682,700        521,200
                                 -------        -------
Total acreage..............    1,070,500        805,000
                               =========        =======

----------
(a)  Expiring leases may be renewed if conditions warrant.

(b) Percentage of the state's net acres located in the indicated areas of concentration.

(c)  Includes Alabama, Colorado, Michigan, Oklahoma and Utah.

DRILLING ACTIVITY (a)
For the year ended December 31

                                                  Exploratory             Development              Total
                                               ------------------     ------------------     ------------------
    Well Completions                 Total     Oil     Gas    Dry     Oil     Gas    Dry     Oil     Gas    Dry
-------------------------            -----     ---     ---    ---     ---     ---    ---     ---     ---    ---
Gross Wells - 2000
   North Texas.....................    152       1       1      -       5     144      1       6     145      1
   East Texas......................     39       -       -      1       5      32      1       5      32      2
   Gulf Coast......................     15       -       3      3       1       8      -       1      11      3
   West Texas......................     14       8       -      2       4       -      -      12       -      2
   Other (b).......................      3       -       -      -       2       1      -       2       1      -
                                       ---      --      --     --      --     ---     --      --      --     --
     Total (c).....................    223       9       4      6      17     185      2      26     189      8
                                       ===      ==      ==     ==      ==     ===     ==      ==     ===     ==

Net Wells
   2000............................  196.2     3.1     3.9    2.8    11.1   174.0    1.3    14.2   177.9    4.1
                                     =====     ===     ===    ===    ====   =====    ===    ====   =====   ====
   1999............................  104.4     3.2       -    5.7     6.5    86.0    3.0     9.7    86.0    8.7
                                     =====     ===     ===    ===     ===    ===     ===     ===    ====    ===
   1998............................  133.5     6.5     2.0    9.5    16.6    92.2    6.7    23.1    94.2   16.2
                                     =====     ===     ===    ===    ====    ====    ===    ====    ====   ====

----------
(a)  Excludes service wells.

(b)  Includes Louisiana and New Mexico.

(c) An additional 43 wells (36.7 net wells) were in the process of being drilled or completed at December 31, 2000.


ITEM 3 - LEGAL PROCEEDINGS

      The information required by this item is incorporated by reference from
Note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Stockholders.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter, no matter was submitted to a vote of security holders, either through solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a list of the executive officers of the Company as of February 28, 2001.

                                                                                                     Officer
        Name                                   Position                              Age               Since
        ----                                   --------                              ---             -------
George P. Mitchell            Chairman of the Board and Chief Executive Officer       81               1946

Bernard F. Clark              Vice Chairman of the Board                              79               1956

W. D. Stevens                 President and Chief Operating Officer                   66               1994

Philip S. Smith               Senior Vice President - Administration                  64               1980
                              and Chief Financial Officer

Allen J. Tarbutton, Jr.       Senior Vice President - Gas Services                    62               1974

Thomas P. Battle              Senior Vice President - Legal and Governmental          58               1982
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

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                   PAGE
         --------------------------------                   ----
      Quarterly Stock Data.............................       26
      Corporate Information............................     Inside
                                                          Back Cover

There were 1,933 holders of record of Class A Common Stock at January 31, 2001. Including those whose shares are carried in street names, the Registrant estimates that there are approximately 15,000 holders of its common stock.

ITEM 6 - SELECTED FINANCIAL DATA

        Information required by this item is incorporated by reference from pages 48 and 49 of the Annual Report to Stockholders under the caption "Historical Summary." Incorporation by reference from these pages is restricted to the information for the periods provided under the following captions:
Revenues, earnings (loss) from continuing operations, net earnings (loss), basic and diluted earnings (loss) per share, cash dividends per share, total assets and long-term debt.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           POSITION AND RESULTS OF OPERATIONS

      Information required by this item is incorporated by reference from pages 19 through 26 of the Annual Report to Stockholders.

FACTORS THAT COULD AFFECT FUTURE RESULTS

      You should carefully consider the factors described below. You should also consider other information contained in this Form 10-K, including those factors set forth in "Cautionary Statement Regarding Forward-Looking Statements" on the first page of this Form 10-K.

PRODUCT PRICES ARE VOLATILE, AND LOW PRICES CAN ADVERSELY IMPACT RESULTS. The Company's results of operations are highly dependent upon the prices of and demand for natural gas, oil and NGLs. Historically, the markets for natural gas, oil and NGLs have been volatile and are likely to continue to be volatile in the future. Accordingly, the prices received by the Company for its natural gas, oil and NGL production are dependent upon numerous factors beyond our control. These factors include, but are not limited to, the level of ultimate consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of imports and exports of natural gas, oil and NGLs and the overall economic environment. Any significant decline in prices for natural gas, oil and NGLs could have a material adverse effect on the Company's financial condition, results of operations and quantities of reserves recoverable on an economic basis. Should the industry experience significant price declines or other adverse market conditions, the Company may not be able to generate sufficient cash flows from operations to meet its obligations and make planned capital expenditures.

OUR INDUSTRY IS EXTREMELY COMPETITIVE. The energy industry is extremely competitive, particularly with regard to exploration for and development and production of new sources of natural gas and oil. As an independent producer of natural gas, oil and NGLs, the Company frequently competes against companies that are larger and financially stronger in acquiring properties suitable for exploration, contracting for drilling equipment and other services and securing trained personnel.

THE COMPANY DOES NOT INSURE AGAINST ALL POTENTIAL LOSSES AND COULD BE SERIOUSLY HARMED BY UNEXPECTED LIABILITIES. All of our businesses can be hazardous, involving natural disasters and other unforeseen occurrences such as blowouts, cratering, fires, environmental spills, loss of well control and explosions, all of which can damage or destroy assets, injure or kill people and damage property and the environment. Insurance is maintained against many, but not all, potential losses or liabilities arising from our operations in accordance with customary industry practices and in amounts that we believe to be prudent. Losses and liabilities arising from such events, to the extent not covered by insurance, could reduce our operating cash flows by reducing revenues or increasing costs.

THE COMPANY INCURS COSTS TO COMPLY WITH GOVERNMENT REGULATIONS AND COULD INCUR EVEN GREATER COSTS IN THE FUTURE. The Company's business operations are regulated extensively at the federal, state and local levels. It has made and will continue to make expenditures in its efforts to comply with the requirements of all such regulations. The regulatory environment applicable to our businesses and the requirements, costs or methods of regulatory compliance could change in ways that might substantially increase these costs.

REPORTED NATURAL GAS, OIL AND PLANT NGL RESERVE DATA AND FUTURE NET REVENUE ESTIMATES ARE UNCERTAIN. Estimates of reserves are projections based on engineering data, projected future rates of production and the timing of future expenditures. Estimates of our proved natural gas, oil and plant NGL reserves and projected future net revenues are based on reserve reports that we prepare. The process of estimating oil, natural gas and plant NGL reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly for new discoveries. Different reserve engineers may make different estimates of reserve quantities and related revenues based on the same data. Future performance that deviates significantly from the reserve reports could have a material adverse effect on us. The accuracy of any reserve estimate depends on the quality of the available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production and changes in the assumptions regarding decline and production rates, the ability to market natural gas, oil and NGLs that are produced, prices for natural gas, oil and NGLs, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable natural gas, oil and NGLs may vary substantially from those assumed in the estimates, may result in revisions to such estimates and could materially affect the estimated quantities and related value of reserves. The estimates of future net revenues reflect natural gas, oil and NGL prices at yearend, without escalation or reduction. Fluctuations in the prices of natural gas, oil and NGLs may significantly affect the economic viability of future reserve production and, therefore, may cause the quantities of recoverable reserves to increase or decrease. There can be no assurance, however, that such prices will be realized or that the estimated production volumes will be achieved. Actual future production, natural gas, oil and NGL prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas, oil and plant NGL reserves most likely will vary from our estimates.

IF THE COMPANY FAILS TO ACQUIRE OR FIND ADDITIONAL RESERVES, ITS RESERVES AND PRODUCTION WILL DECLINE MATERIALLY FROM THEIR CURRENT LEVELS. Production rates of natural gas and oil properties generally decline as reserves are depleted. Except to the extent that the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities on existing properties, its proved reserves of natural gas, oil and NGLs will decline materially as reserves are produced. The Company's future natural gas, oil and NGL production volumes therefore are highly dependent upon its success in acquiring, finding and developing additional reserves.

SUBSTANTIAL IMPAIRMENT WRITEDOWNS MAY BE INCURRED. Unexpected conditions that cause substantial reductions in the future cash flows attributable to its oil and gas producing properties and gas services facilities could require the Company to record asset impairments in the future, which would have a negative impact on its financial position. Impairment reviews are made when circumstances suggest a need for such reviews. For any property determined to be impaired, an impairment loss is recognized equal to the difference between the property's carrying value and its estimated fair value. Gas services impairment charges of $10.8 million and $7.6 million were recorded in 2000 and 1998 and a $42.3 million impairment of oil and gas producing properties was recorded in 1998.

GEORGE P. MITCHELL OWNS A MAJORITY OF THE COMPANY's OUTSTANDING STOCK, GIVING HIM INFLUENCE OR CONTROL IN CORPORATE TRANSACTIONS AND OTHER MATTERS, AND HIS INTERESTS COULD DIFFER FROM THOSE OF OTHER STOCKHOLDERS. George P. Mitchell beneficially owned approximately 56% of the outstanding shares of Class A Common Stock of Mitchell Energy & Development Corp. on December 31, 2000. As a result, Mr. Mitchell is in a position to significantly influence or control the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of an amendment to the articles of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Mr. Mitchell's control may delay or prevent a change of control of the Company and may adversely affect the voting and other rights of other stockholders.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this item is incorporated by reference from page 21 of the Annual Report to Stockholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is incorporated by reference from portions of the Annual Report to Stockholders.

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                        PAGE
         --------------------------------                        ----
      Consolidated Financial Statements......................   27 - 30
      Notes to Consolidated Financial Statements.............   31 - 42
      Report of Independent Public Accountants...............     43
      Unaudited Supplemental Information.....................   44 - 47
      Unaudited Quarterly Financial Data.....................     22

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No Form 8-K was filed by the Registrant during the three-year period ended December 31, 2000 or any subsequent period reporting a change of accountants or any disagreement on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item is incorporated by reference from portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934 (Proxy Statement), under the caption "Election of Directors." See page 6 of this Form 10-K for information regarding Executive Officers of the Registrant.


ITEM 11 - Executive Compensation

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated by reference from portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, under the caption "Certain Transactions."


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS PART OF THIS REPORT:

      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      CROSS REFERENCE TO APPLICABLE SECTIONS
         OF ANNUAL REPORT TO STOCKHOLDERS                                     PAGE
      --------------------------------------                                  ----
      Unaudited Quarterly Financial Data - 2000 and 1999..................     22

      Consolidated Balance Sheets - December 31, 2000 and 1999............     27

      Consolidated Statements of Earnings For the Years
          Ended December 31, 2000, 1999 and 1998..........................     28

      Consolidated Statements of Stockholders' Equity For the
          Years Ended December 31, 2000, 1999 and 1998....................     29

      Consolidated Statements of Cash Flows For the Years
          Ended December 31, 2000, 1999 and 1998..........................     30

      Notes to Consolidated Financial Statements..........................   31 - 42

      Report of Independent Public Accountants............................     43

      Unaudited Supplemental Information..................................   44 - 47

      FINANCIAL STATEMENT SCHEDULES

      All schedules are omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or the footnotes thereto.

EXHIBITS

3(a) Restated Articles of Incorporation of Mitchell Energy & Development Corp., as amended through June 28, 2000 are incorporated as an exhibit to this report by reference to exhibit 3(a) of the transition report on Form 10-K for the recasted years ended December 31, 1999, 1998 and 1997 and the transition period from February 1, 1996 to December 31, 1996.

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

4(c) The revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development Corp., the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, is incorporated as an exhibit to this report by reference to exhibit 4 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this agreement dated March 15, 1999 is incorporated as an exhibit to this report by reference to exhibit 4(c) of the annual report on Form 10-K dated January 31, 1999. The second amendment to this agreement dated October 30, 2000 is attached hereto as exhibit 4(c).

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

13             2000 Annual Report to Stockholders.

21             List of Subsidiaries as of December 31, 2000.

23             Consent of Independent Public Accountants.

99 Mitchell Energy & Development Corp. Thrift and Savings Plan-- Annual Report on Form 11-K for the fiscal year ended January 31, 2001.

(b)   REPORTS ON FORM 8-K

      No such reports were filed by Mitchell Energy & Development Corp. during the quarter ended December 31, 2000 or any subsequent period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mitchell Energy & Development Corp.


         /s/ George P. Mitchell                        March 2, 2001
----------------------------------------           ----------------------
     George P. Mitchell, Chairman
     and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on March , 2001.


         /s/ George P. Mitchell                    /s/ Robert W. Baldwin
----------------------------------------      -------------------------------
      George P. Mitchell, Chairman              Robert W. Baldwin, Director
       and Chief Executive Officer

         /s/ Bernard F. Clark                      /s/ William D. Eberle
----------------------------------------      -------------------------------
     Bernard F. Clark, Vice Chairman            William D. Eberle, Director


         /s/ W. D. Stevens                         /s/ Shaker A. Khayatt
----------------------------------------      -------------------------------
   W. D. Stevens, Director, President           Shaker A. Khayatt, Director
       and Chief Operating Officer


         /s/ Philip S. Smith                       /s/ J. Todd Mitchell
----------------------------------------      -------------------------------
Philip S. Smith, Senior Vice President -        J. Todd Mitchell, Director
 Administration, Chief Financial Officer
    and Principal Accounting Officer

                                                   /s/ M. Kent Mitchell
                                              -------------------------------
                                                M. Kent Mitchell, Director

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES





                              EXHIBITS TO FORM 10-K



                      For the Year Ended December 31, 2000

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit
Number                                 Description
------                                 -----------
 3(a)          Restated Articles of Incorporation of Mitchell Energy &
               Development Corp., as amended through June 28, 2000 are
               incorporated as an exhibit to this report by reference to exhibit
               3(a) of the transition report on Form 10-K for the recasted years ended December 31, 1999, 1998 and 1997 and the transition period from February 1, 1996 to December 31, 1996.

*3(b)          The Bylaws of Mitchell Energy & Development Corp.

 4(a)          The senior indenture dated August 1, 1991 by and between Mitchell
               Energy & Development Corp., as Issuer, and First City, Texas -
               Houston, National Association (succeeded by The Chase Manhattan
               Bank), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No. 33-42340.

 4(b) The senior and subordinated indentures dated January 1, 1993 by and between Mitchell Energy & Development Corp., as Issuer, and
               NationsBank of Texas, National Association (succeeded by Chase
               Manhattan Trust Company, NA), as Trustee, is incorporated as an exhibit to this report by reference to exhibit 4(b) of File No.
               33-61070. The first supplement to the senior indenture dated
               January 15, 1994 is incorporated as an exhibit to this report by reference to exhibit 4(a) of the current report on Form 8-K dated
               January 18, 1994.

*4(c) The revolving credit agreement dated as of July 28, 1998 among Mitchell Energy & Development Corp., the several banks which are parties thereto and The Chase Manhattan Bank, as administrative agent for the banks, is incorporated as an exhibit to this report by reference to exhibit 4 of the quarterly report on Form 10-Q for the quarter ended July 31, 1998. The first amendment to this agreement dated March 15, 1999 is incorporated as an exhibit to this report by reference to exhibit 4(c) of the annual report on Form 10-K dated January 31, 1999. The second amendment to this agreement dated October 30, 2000 is attached hereto as exhibit
               4(c).

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

Exhibit
Number                                 Description
------                                 -----------
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

Exhibit
Number                                 Description
------                                 -----------
 10(q)         A written description (in lieu of a formal document) describing the Registrant's commitment to contribute to the life insurance program of George P. Mitchell is incorporated as an exhibit to this report by reference to exhibit 10(m) of the annual report on
               Form 10-K dated January 31, 1996.

*13            2000 Annual Report to Stockholders.

*21            List of Subsidiaries as of December 31, 2000.

*23            Consent of Independent Public Accountants.

*99            Mitchell Energy & Development Corp. Thrift and Savings Plan--
               Annual Report on Form 11-K for the fiscal year ended January 31, 2001.