Form 10-Q
period 2001-03-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2001-05-14
CIK 311995

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

                      FOR THE QUARTER ENDED MARCH 31, 2001

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


  Shares of common stock outstanding at April 30, 2001............. 49,861,185



================================================================================

                                      INDEX

                                                                          Page
Part I - Financial Information                                           Number
                                                                         ------
       Item 1.  Financial Statements

          Representation.................................................   1

          Consolidated Balance Sheets....................................   2

          Unaudited Consolidated Statements of Earnings..................   3

          Unaudited Consolidated Statement of Stockholders' Equity.......   4

          Unaudited Condensed Consolidated Statements of Cash Flows......   5

          Notes to Unaudited Consolidated Financial Statements...........   6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations...................  11


Part II - Other Information

       Item 1.  Legal Proceedings........................................  17

       Item 6.  Exhibits and Reports on Form 8-K.........................  17




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

                         Part I - Financial Information




ITEM 1.  FINANCIAL STATEMENTS

REPRESENTATION. The consolidated financial statements of Mitchell Energy & Development Corp. and subsidiaries (the "Company") and related notes included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. In the opinion of the Company's management, all adjustments - which include only normal and recurring adjustments - necessary for a fair presentation of the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report and with the Management's Discussion and Analysis of Financial Position and Results of Operations sections of that and this report.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                                    MARCH 31,    December 31,
                                                                                      2001            2000
                                                                                   -----------    -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents ......................................................   $   121,340    $    23,451
Trade receivables ..............................................................       182,291        221,946
Inventories ....................................................................        18,726         17,636
Other ..........................................................................         3,875          5,198
                                                                                   -----------    -----------
     Total current assets ......................................................       326,232        268,231
                                                                                   -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,590,195 and $1,559,427
Exploration and production
  Oil and gas properties .......................................................       850,287        795,682
  Support equipment and facilities .............................................        13,357         12,874
Gas services (including investments in equity partnerships) (Note 2)
  Natural gas processing .......................................................       136,933        117,975
  Natural gas gathering and marketing ..........................................       217,861        190,569
  Other ........................................................................        85,714         86,077
Corporate ......................................................................         2,839          2,828
                                                                                   -----------    -----------
                                                                                     1,306,991      1,206,005
                                                                                   -----------    -----------

LONG-TERM INVESTMENTS AND OTHER ASSETS .........................................        41,551         45,529
                                                                                   -----------    -----------
                                                                                   $ 1,674,774    $ 1,519,765
                                                                                   ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 3) ..................................   $    62,920    $        --
Oil and gas proceeds payable ...................................................       165,727        166,221
Accounts payable ...............................................................        81,713         79,248
Federal income taxes payable ...................................................        39,712             --
Accrued liabilities ............................................................        52,814         58,670
                                                                                   -----------    -----------
     Total current liabilities .................................................       402,886        304,139
                                                                                   -----------    -----------

LONG-TERM DEBT (Note 3) ........................................................       218,105        300,342
                                                                                   -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ..........................................................       225,661        203,919
Retirement obligations .........................................................        72,135         71,733
Other ..........................................................................        17,975         19,446
                                                                                   -----------    -----------
                                                                                       315,771        295,098
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value (authorized 200,000,000 shares) ...................         5,386          5,386
Additional paid-in capital .....................................................       148,575        148,154
Retained earnings ..............................................................       681,450        565,132
Other comprehensive loss .......................................................        (8,896)        (8,896)
Treasury stock, at cost ........................................................       (88,503)       (89,590)
                                                                                   -----------    -----------
                                                                                       738,012        620,186
                                                                                   -----------    -----------
                                                                                   $ 1,674,774    $ 1,519,765
                                                                                   ===========    ===========


--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                      ---------------------
                                                                                        2001         2000
                                                                                      ---------   ---------
REVENUES
Exploration and production ........................................................   $ 242,641   $  86,632
Gas services (including a gain of $4,884
  from an asset exchange in 2000) (Note 2) ........................................     412,486     227,299
                                                                                      ---------   ---------
                                                                                        655,127     313,931
                                                                                      ---------   ---------

OPERATING COSTS AND EXPENSES
Exploration and production (net of litigation
  provision reversal of $1,200 in 2000) (Note 5) ..................................      73,541      50,910
Gas services ......................................................................     381,159     186,838
                                                                                      ---------   ---------
                                                                                        454,700     237,748
                                                                                      ---------   ---------

SEGMENT OPERATING EARNINGS (Note 5) ...............................................     200,427      76,183
General and administrative expense ................................................       6,806       7,199
                                                                                      ---------   ---------
TOTAL OPERATING EARNINGS ..........................................................     193,621      68,984
                                                                                      ---------   ---------

OTHER EXPENSE
Interest expense ..................................................................       5,666       7,909
Other (income) expense, net .......................................................       1,200      (3,688)
                                                                                      ---------   ---------
                                                                                          6,866       4,221
                                                                                      ---------   ---------

EARNINGS BEFORE INCOME TAXES ......................................................     186,755      64,763

INCOME TAXES (Note 4) .............................................................      63,833      21,512
                                                                                      ---------   ---------

NET EARNINGS ......................................................................   $ 122,922   $  43,251
                                                                                      =========   =========

NET EARNINGS PER SHARE (Note 8)
Basic .............................................................................   $    2.47   $     .88
Diluted ...........................................................................        2.41         .87


AVERAGE COMMON SHARES OUTSTANDING
Basic .............................................................................      49,818      49,121
Diluted ...........................................................................      50,912      49,450


--------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2001
                          (dollar amounts in thousands)

                                                                                                           Other
                                                                           Additional                     Compre-
                                                               Common       Paid-in       Retained        hensive       Treasury
DOLLAR AMOUNTS                                   Total          Stock       Capital       Earnings         Loss           Stock
--------------                                 ---------      ---------    ----------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 2000 ...............     $ 620,186      $   5,386     $ 148,154     $ 565,132      $  (8,896)     $ (89,590)

Net earnings .............................       122,922             --            --       122,922             --             --

Cash dividends (13.25 cents per share) ...        (6,604)            --            --        (6,604)            --             --

Exercises of stock options ...............         1,508             --           421            --             --          1,087
                                               ---------      ---------     ---------     ---------      ---------      ---------
BALANCE, MARCH 31, 2001 ..................     $ 738,012      $   5,386     $ 148,575     $ 681,450      $  (8,896)     $ (88,503)
                                               =========      =========     =========     =========      =========      =========


                                             Common
                                             Stock            Treasury           Shares
SHARE AMOUNTS                                Issued            Stock           Outstanding
-------------                              ----------        ----------        -----------
BALANCE, DECEMBER 31, 2000 ........        53,856,140         4,059,927         49,796,213

Exercises of stock options ........                --           (49,239)            49,239
                                           ----------        ----------         ----------
BALANCE, MARCH 31, 2001 ...........        53,856,140         4,010,688         49,845,452
                                           ==========        ==========         ==========


-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       Three Months Ended
                                                                            March 31
                                                                     ----------------------
                                                                        2001         2000
                                                                     ---------    ---------
OPERATING ACTIVITIES
Net earnings .....................................................   $ 122,922    $  43,251
Adjustments to reconcile net earnings to
   cash provided by operating activities
      Depreciation, depletion and amortization ...................      42,259       32,853
      Deferred income taxes ......................................      22,375       10,211
      Exploratory well impairments ...............................       2,168           --
      Distributions in excess of earnings of equity investees ....         594        3,129
      Gain from disposition of property, plant and equipment .....          --       (4,884)
      Water well litigation provision reversal ...................          --       (1,200)
      Other, net .................................................       3,736       (3,458)
                                                                     ---------    ---------
                                                                       194,054       79,902
      Changes in operating assets and liabilities ................      76,668        6,513
                                                                     ---------    ---------
      Cash provided by operating activities ......................     270,722       86,415
                                                                     ---------    ---------

INVESTING ACTIVITIES
Capital and exploratory expenditures .............................    (150,567)     (49,738)
Adjustment to cash basis .........................................       7,256        1,278
Exploration expenses also deducted from earnings .................       2,278        1,879
                                                                     ---------    ---------
   Cash basis capital and exploratory expenditures ...............    (141,033)     (46,581)
Proceeds from disposition of property, plant and equipment .......          --       12,930
Other, net .......................................................        (159)         637
                                                                     ---------    ---------
      Cash used for investing activities .........................    (141,192)     (33,014)
                                                                     ---------    ---------

FINANCING ACTIVITIES
Debt repayments ..................................................     (19,317)     (25,000)
Cash dividends ...................................................     (13,199)      (6,229)
Other, net .......................................................         875          260
                                                                     ---------    ---------
      Cash used for financing activities .........................     (31,641)     (30,969)
                                                                     ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS ............................      97,889       22,432

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................      23,451       24,024
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $ 121,340    $  46,456
                                                                     =========    =========


-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


(1)   ACCOUNTING POLICIES

Mitchell Energy & Development Corp. and its majority-owned subsidiaries (the "Company") constitute a large independent energy company engaged in the exploration for and development and production of natural gas, natural gas liquids, and crude oil and condensate. The Company also operates natural gas processing plants and gathering systems in Texas and markets the natural gas liquids extracted by its plants and the natural gas throughput of its gathering systems.

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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the three-month periods ended March 31, 2001 and 2000.

      Supplemental cash flow information. Short-term investments with maturities of three months or less are considered to be cash equivalents. The reported amounts for proceeds from issuance of debt and debt repayments exclude the impact of borrowings with initial terms of three months or less. Excluding amounts capitalized of $1,827,000 and $475,000 respectively, interest paid totaled $11,320,000 and $13,856,000 during the three-month periods ended March 31, 2001 and 2000. Income taxes paid during the three-month periods ended March 31, 2001 and 2000 totaled $133,000 and $7,291,000. Other than the asset exchange discussed in Note 2, there were no significant non-cash investing or financing activities during the three-month periods ended March 31, 2001 and 2000.

(2)   PARTNERSHIP INVESTMENTS

A summary of the Company's net investments in partnerships at March 31, 2001 and December 31, 2000 and its equity in their pretax earnings for the three-month periods ended March 31, 2001 and 2000 follows (in thousands):

                                                                                                                  Equity in
                                                                                    Net Investment              Pretax  Earnings
                                                                               ------------------------     ----------------------
                                                                  Percent      March 31,   December 31,     March 31,     March 31,
                                                                   Owned         2001          2000           2001          2000
                                                                  -------      ---------   ------------     ---------     ---------
NATURAL GAS PROCESSING
C&L Processors Partnership (C&L) ............................       50*        $     --     $     --        $     --      $  1,100
U.P. Bryan Plant ............................................       45*              --           --              --         4,640
                                                                               --------     --------        --------      --------
                                                                                     --           --              --         5,740
                                                                               --------     --------        --------      --------

GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services (Austin Chalk) ........................       45*              --           --              --           (75)
Ferguson-Burleson County Gas Gath-
   ering System (Ferguson-Burleson) .........................       45*              --           --              --           (76)
Louisiana Chalk Gathering System ............................       50            4,132        4,217             (85)         (254)
Others ......................................................                       327          408             (81)           94
                                                                               --------     --------        --------      --------
                                                                                  4,459        4,625            (166)         (311)
                                                                               --------     --------        --------      --------

OTHER
Belvieu Environmental Fuels (BEF) ...........................    33.33           56,289       56,254              35         1,554
Gulf Coast Fractionators ....................................    38.75           28,003       28,375            (372)          672
                                                                               --------     --------        --------      --------
                                                                                 84,292       84,629            (337)        2,226
                                                                               --------     --------        --------      --------
                                                                               $ 88,751     $ 89,254        $   (503)     $  7,655
                                                                               ========     ========        ========      ========

-----------------

* Prior to the asset exchange on March 31, 2000.

For the applicable periods, the Company's net investment in these entities is reported as property, plant and equipment in the consolidated balance sheets and its equity in their pretax earnings is reported as revenues in the consolidated statements of earnings, each under the gas services caption.

      On March 31, 2000, the Company exchanged its share of the gathering and processing assets of C&L (non-operated Oklahoma facilities having a net book value of $26,946,000) for Duke Energy Field Services, Inc.'s share of the Company-operated gathering and processing assets of the U.P. Bryan Plant, Austin Chalk and Ferguson-Burleson partnerships and $11,666,000 in cash. Each of the four partnerships distributed all of their operating assets to their partners prior to the exchange and ceased operations. A gain of $4,884,000 was recognized in connection with the exchange. The results of the U.P. Bryan Plant, Austin Chalk and Ferguson-Burleson partnerships began being reported in the Company's consolidated results effective April 1, 2000.

      For the applicable periods during which the Company held partnership interests in the above-listed entities, summarized earnings information (on a 100% basis) for these entities for the three-month periods ended March 31, 2001 and 2000 follows (in thousands):

                                                                               2001             2000
                                                                              ------           -------
           Revenues......................................................     47,393           140,915
           Operating earnings............................................     (1,352)           21,174
           Pretax earnings...............................................     (1,156)           21,123

BEF owns a plant located at Mont Belvieu, Texas with the capacity to produce up to 17,000 barrels per day of MTBE, a gasoline additive that reduces emissions. BEF has entered into agreements which require each of the three partners to provide one-third of the plant's isobutane feedstock and one of the partners, Sun Company, Inc., to purchase all of its production for a period extending through September 2004.

      In March 1999, the governor of California ordered that the use of MTBE be phased out in that state over a four-year period, which ban was later the subject of a legal challenge. In July 1999, a national advisory panel formed by the United States Environmental Protection Agency (the EPA) recommended that the use of MTBE be reduced, and in August 1999 a group of seven northeastern states took steps that would lead to the phase-out of MTBE usage over a three-year period. Restrictions on the use of MTBE could significantly impact future operations of the MTBE plant partially owned by the Company. However, that facility, which was built in the mid 1990s for approximately $225,000,000, was originally designed in a manner that allows it - with moderate expenditures - to be converted to the production of other products. It is not possible at this time to determine the ultimate impact, if any, of this matter on the Company's financial position or results of future operations.

(3)   LONG-TERM DEBT

The Company's outstanding debt consists of unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and borrowings under bank revolving credit and money market facilities. A summary of outstanding debt at March 31, 2001 and December 31, 2000 follows (in thousands):

                                                                                    March 31       December 31
                                                                                    --------       -----------
              Unsecured senior notes
                9 1/4%, due January 15, 2002 .............................          $ 62,920         $ 64,267
                6 3/4%, due February 15, 2004 ............................           218,105          236,075
              Committed bank revolving credit agreement, unsecured .......                --               --
                                                                                    --------         --------
                                                                                     281,025          300,342
              Less - current maturities ..................................            62,920               --
                                                                                    --------         --------
                                                                                    $218,105         $300,342
                                                                                    ========         ========


The senior notes have no sinking fund requirements and are not redeemable prior to their respective maturity dates. During March 2001, the Company purchased $19,317,000 principal amount of the senior notes at a small premium in the open market. The Company has a five-year $250,000,000 committed bank revolving credit facility that terminates in July 2003, when any amounts then outstanding are payable. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual, non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $461,875,000 at March 31, 2001.

(4)   INCOME TAXES

Income taxes for the three-month periods ended March 31, 2001 and 2000 consisted of the following (in thousands):

                                                                    2001           2000
                                                                   -------        -------
              Current  - Federal ..........................        $41,324        $11,242
                         State ............................            134             59
                                                                   -------        -------
                                                                    41,458         11,301
                                                                   -------        -------
              Deferred - Federal ..........................         22,259          9,201
                         State ............................            116          1,010
                                                                   -------        -------
                                                                    22,375         10,211
                                                                   -------        -------
                                                                   $63,833        $21,512
                                                                   =======        =======

      Estimated annual tax rates of 34.2% and 33.2%, respectively, were used in computing the income tax provisions for the three-month periods ended March 31, 2001 and 2000. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of Federal tax credits and charges for state income taxes.

(5)   SEGMENT INFORMATION

Selected industry segment data for the indicated periods follows (in thousands):

                                                                      Inter-     Segment       Total                    Capital
                                                        Outside      segment    Operating    Operating                  Expendi-
                                                        Revenues     Revenues   Earnings      Earnings       DD&A       tures(a)
                                                       ---------    ---------   ---------    ---------     ---------   ---------
THREE MONTHS ENDED MARCH 31, 2001
EXPLORATION AND PRODUCTION .........................   $ 242,641    $      --   $ 169,100    $ 166,404     $  35,335   $  95,236
                                                       ---------    ---------   ---------    ---------     ---------   ---------

GAS SERVICES
Natural gas processing .............................     205,424      109,251      18,812       17,886         1,855      22,395
Natural gas gathering and marketing ................     207,399      293,087      13,032       12,050         4,730      32,314
Other ..............................................        (337)          --        (517)        (587)           27          90
                                                       ---------    ---------   ---------    ---------     ---------   ---------
                                                         412,486      402,338      31,327       29,349         6,612      54,799
                                                       ---------    ---------   ---------    ---------     ---------   ---------

CORPORATE ..........................................          --           --          --       (2,132)(b)       312         532
                                                       ---------    ---------   ---------    ---------     ---------   ---------
                                                       $ 655,127    $ 402,338   $ 200,427    $ 193,621     $  42,259   $ 150,567
                                                       =========    =========   =========    =========     =========   =========

THREE MONTHS ENDED MARCH 31, 2000
EXPLORATION AND PRODUCTION
Operations .........................................   $  86,632    $      --   $  34,522    $  32,212     $  27,217   $  42,495
Water well litigation provision reversal ...........          --           --       1,200        1,200            --          --
                                                       ---------    ---------   ---------    ---------     ---------   ---------
                                                          86,632           --      35,722       33,412        27,217      42,495
                                                       ---------    ---------   ---------    ---------     ---------   ---------

GAS SERVICES
Natural gas processing .............................     163,299       36,234      28,237       27,495         1,644       1,848
Natural gas gathering and marketing ................      56,880       88,895       5,301        4,442         3,505       5,315
Other ..............................................       2,236           --       2,039        1,977            27          24
Gain from asset exchange (Note 2) ..................       4,884           --       4,884        4,884            --          --
                                                       ---------    ---------   ---------    ---------     ---------   ---------
                                                         227,299      125,129      40,461       38,798         5,176       7,187
                                                       ---------    ---------   ---------    ---------     ---------   ---------

CORPORATE ..........................................          --           --          --       (3,226)(b)       460          56
                                                       ---------    ---------   ---------    ---------     ---------   ---------
                                                       $ 313,931    $ 125,129   $  76,183    $  68,984     $  32,853   $  49,738
                                                       =========    =========   =========    =========     =========   =========

--------------------

(a) On accrual basis, including exploratory expenditures.

(b) General corporate expenses.

      The Company's reported business segments are based on the organizational structure used by management to assess performance and make resource allocation decisions. The Company's three principal business segments are: exploration and production, natural gas processing, and gas gathering and marketing. Exploration and production segment operations include the exploration for and development and production of natural gas and oil. Natural gas processing segment operations include the extraction of natural gas liquids from natural gas processed at facilities owned by the Company and third parties. The gas gathering and marketing segment operates Company-owned natural gas gathering systems and markets the natural gas throughput of these systems, including volumes purchased from third parties.

      After entering into a defense cost reimbursement agreement with an insurance carrier during January 2000, a water well litigation provision reversal of $1,200,000 was recorded during the first quarter of 2000.

(6)   COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal actions arising in the ordinary course of its business and to recurring examinations performed by the Internal Revenue Service and other regulatory agencies. While the outcome of all such matters cannot be predicted with certainty, management expects that losses, if any, resulting from their ultimate resolution will not result in charges that are material to the Company's financial position. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

(7)   DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not hold or issue derivative financial instruments for trading purposes, and it had no open hedge positions at March 31, 2001 or December 31, 2000. As a result, the Company's adoption effective January 1, 2001 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," had no significant impact on its financial statements.

(8)   EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2001 and 2000 (in thousands):

                                                     2001              2000
                                                    ------            ------
Used in basic computations .............            49,818            49,121
Dilutive effect of stock options .......             1,094               329
                                                    ------            ------
Used in diluted computations ...........            50,912            49,450
                                                    ======            ======

Excluded from these computations in the 2000 period because their effect would have been antidilutive were stock options covering 347,050 shares.

(9)   STOCK OPTIONS AND BONUS UNITS

On May 9, 2001, stock options covering 460,850 shares and 354,200 bonus units were issued to employees by the Company at option/floor prices of $54.00. Like previous grants, these awards vest in three equal annual installments and have ten-year lives.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         POSITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All statements included in this Form 10-Q, other than statements of historical fact, are forward-looking statements. These include, but are not limited to, strategies, goals and expectations set forth herein concerning exploration and production and gas services operations and the discussions below concerning the Company's liquidity and capital resources. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the timing and extent of changes in commodity prices for natural gas, NGLs and crude oil; the attainment of forecasted operating levels and reserve replacement; and unexpected changes in competitive and economic conditions, government regulations, technology and other factors. These factors are discussed in greater detail in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW. The Company's earnings have risen steadily over the last eight quarters, establishing new records in each of the last five. Net earnings for 2001's first quarter were $122.9 million ($2.41 per diluted share).
Contributing to the strong upward trend were increases in natural gas production volumes and prices.

      While the Company's earnings and cash flows are affected by many factors, energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices for the first quarter of 2001 and the prior two years:

                                                                      Crude Oil and
                              Natural Gas (per Mcf)*               Condensate (per Bbl)                   NGLs (per Bbl)
                          ------------------------------      ------------------------------      ------------------------------
                           2001        2000        1999        2001        2000        1999        2001        2000        1999
                          ------      ------      ------      ------      ------      ------      ------      ------      ------
First quarter ......      $ 6.87      $ 2.89      $ 1.79      $27.32      $26.93      $11.06      $24.76      $21.19      $ 9.55
Second quarter .....                    3.65        2.25                   27.52       15.46                   19.65       12.56
Third quarter ......                    4.50        2.79                   30.29       19.67                   22.20       16.36
Fourth quarter .....                    5.52        2.82                   30.21       22.91                   25.26       17.39
Calendar  year .....                    4.23        2.42                   28.70       17.17                   21.97       14.20


* The Company's average natural gas prices are determined by dividing its reported natural gas revenues by wet gas volumes. Reported gas revenues include proceeds received from sales of gas plus leasehold reimbursements from processors (including the Company) for gas that is converted to NGLs.

During 1998, oil and NGL prices were at low points not seen since 1986 because of rising worldwide oil production during a period of relatively weak demand and unusually high inventory levels. OPEC and other countries adopted lower oil production targets during 1999, and as a result excess inventories were worked down and prices for oil and NGLs rose steadily. This strengthening continued in 2000, and the Company's average prices in the fourth quarter exceeded $30.00 per barrel for oil and $25.00 per barrel for NGLs, before falling back somewhat in the first quarter of 2001.

      After beginning 1999 at extremely low levels, natural gas prices moved upward during the year. Due to reduced deliverability, low storage levels and strong demand, gas prices strengthened considerably in 2000, rising to the $10.00 per Mcf level late in December 2000. After averaging $9.42 per Mcf in January 2001, the Company's average natural gas sales price fell to $6.03 per Mcf in February and $5.13 in March resulting in an average first quarter price of $6.87 per Mcf. Because of these high prices, the Company's first quarter net earnings and cash flows were at record levels not likely to be duplicated in 2001's second quarter. In April, the Company's average natural gas sales price was $5.28 per Mcf.

      The Company has major ongoing development drilling and well recompletion programs in the Barnett Shale area of North Texas. These programs, which benefit from substantially lower development costs achieved through the use of light sand fracture technology, have significantly expanded the economically developable area. Primarily because of its success in the Barnett, the Company's natural gas sales have risen sharply in recent periods. Such sales averaged a record 369.3 MMcf per day in 2001's first quarter, 35% and 8%, respectively, above the levels achieved during the prior year's first and fourth quarters. The Company expects to drill 276 wells in the Barnett in 2001, up from 142 in 2000 and 66 in 1999. The number of rigs working in the Barnett was increased to 14 in April and another rig will be added by the third quarter to insure drilling all the wells planned for 2001 after a slower-than-expected start because of rig unavailability and wet weather. The Company's gas sales volumes are on pace to meet or exceed management's 25% annual growth target for 2001.

      The Company's ongoing production growth is to be achieved almost exclusively through low-risk development drilling and is not contingent upon realizing the high energy prices received in recent periods. With an estimated inventory at the beginning of 2001 of almost 2,500 undrilled locations (80% of which are in the Barnett), the Company expects to increase its natural gas production at a compounded annual rate of at least 20% over the three-year period ending in 2003. Pilot tests are underway in the Barnett to study reduced well spacing (27 acre versus the current 55). If successful, the result could be future reserve additions and increases in the backlog of undrilled well locations.

      An exchange of the Company's interests in several Oklahoma systems for Duke Energy's 55% interest in jointly owned processing and gathering assets in the Austin Chalk area of Central Texas was closed on March 31, 2000. As a result, the Company's involvement in the operations of four partnerships ceased, and it now has total ownership and operating control of all its major gas processing and gathering facilities. This provided operating efficiencies and gave the Company more flexibility in using these facilities.

      Even though NGL prices were strong, gas processing operations were adversely impacted during 2001's first quarter by high natural gas prices. As it had in December 2000, the Company elected not to process natural gas at the Exxon Katy plant in January and February since the cost of natural gas exceeded the value of the NGLs. As a result, first quarter production averaged 42,900 barrels per day, down from 50,600 in the prior-year period. Although the higher natural gas prices reduced gas processing earnings and cash flows, the overall impact on the Company's consolidated results was positive (the benefits to exploration and production and gas gathering and marketing operations substantially exceeded the gas processing reductions).

      Because of the low first-quarter volumes, the Company's NGL production growth target for 2001 has been reduced to 10%. Recently, NGL production has approximated 55,000 barrels per day and is expected to exceed 60,000 barrels by year-end, assuming at least break-even margins at that time. This increase will be driven by the processing of growing Barnett Shale gas volumes at the Bridgeport plant where capacity will have more than doubled upon completion of a second expansion in September 2001. At that time, the Bridgeport plant should be capable of processing 430 MMcf of natural gas per day and producing 37,000 barrels of NGLs.

      Throughput of the Company's gas gathering systems averaged 859 MMcf per day in 2001's first quarter, up 179 MMcf (26%) from the comparable prior-year period. This increase was principally due to the handling of increased Barnett Shale production and the acquisition of Duke's 55% interest in the Texas Chalk systems effective March 31, 2000.

CAPITAL AND EXPLORATORY EXPENDITURES. The following table compares budgeted capital and exploratory expenditures for 2001 with actual spending during the first quarter (in millions):

                                                                First
                                                  Annual       Quarter
                                                  Budget       Spending
                                                  ------       --------
      Exploration and production .........        $345.8        $ 95.2
      Gas services .......................         124.2          54.8
      Corporate ..........................           3.4            .6
                                                  ------        ------
                                                  $473.4        $150.6
                                                  ======        ======

As planned, gas services' first quarter spending was disproportionately large due to the timing of major expenditures associated with expansion of the Bridgeport plant and related gas gathering facilities and construction of a 49-mile, 24-inch residue gas sales pipeline. A mid-year upward budget adjustment is likely to give effect to the previously discussed increase in the number of rigs drilling in the Barnett and higher-than-budgeted increases in costs, particularly for the drilling and recompleting of wells. The increasing cost trend is not expected to cause the Company to curtail its drilling program in the near term since even below average Barnett wells are economic at natural gas prices as low as $2.50 per Mcf flat and the increased expenditures can be funded from operating cash flows.

FINANCING MATTERS. Cash provided by operating activities totaled $270.7 million during the first quarter of 2001. This (i) funded capital spending; (ii) allowed long-term debt to be paid down by $19.3 million, to $281 million; and caused cash and cash equivalents to increase by $97.9 million to $121.3 million. Of this cash, $44 million was used to make a Federal income tax deposit in April, and the remainder is available for increased capital spending and further debt reductions. Long-term debt (including current maturities) comprised 27.6% of total debt plus stockholders' equity at March 31, 2001, down from 32.6% at the beginning of the year.

      The Company has a $250 million bank revolving credit facility and two bank money-market facilities totaling $45 million. At March 31, 2001, no borrowings were outstanding under these facilities. In March 2001, the Company retired $19.3 million of its senior notes by repurchasing them at small premiums in open market transactions. While the Company has no immediate plans to issue additional senior notes or to increase the size of its bank credit facility, it has the borrowing capacity to do so should business opportunities arise that require funding in excess of the $250 million available under the existing bank credit facility at March 31, 2001.

DISCLOSURES ABOUT MARKET RISK. The Company's major market risk exposure involves prices for crude oil, natural gas and NGLs. Realized prices for these products are driven primarily by prevailing world crude oil prices and domestic natural gas prices. Such prices historically have been volatile (as shown by the table on page 11), and this is expected to continue. In general, a $1.00 change in the per-barrel price of oil, together with an equivalent change in the prices for natural gas and NGLs based on Btu content (16.7 cents for gas and 67 cents for NGLs), changes the Company's annual segment operating earnings and cash flows by approximately $30 million and its after-tax annual net earnings by almost $20 million (based on average operating levels and production volumes projected for 2001).

      The Company is partially hedged with respect to natural gas prices since besides being a seller it also purchases gas in connection with its gas processing operations (such purchases normally range from 30% to 35% of gas sales). Since it has this "physical" hedge, the Company rarely enters into financial hedging transactions to manage its exposure to price fluctuations. It does not hold or issue derivative instruments for trading purposes. The Company had no open hedge positions at March 31, 2001 or December 31, 2000.

      The Company's exposure to changing interest rates is limited since all of its outstanding debt at March 31, 2001 consisted of senior notes with fixed interest rates.

OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three-month periods ended March 31, 2001 and 2000 follow:

                                                                    2001           2000
                                                                   -------        -------
              AVERAGE DAILY VOLUMES
              Natural gas sales (Mcf) .....................        369,300        273,400
              Crude oil and condensate sales (Bbls) .......          5,800          5,900
              Natural gas liquids produced (Bbls) .........         42,900         50,600
              Pipeline throughput (Mcf) ...................        859,000        680,000

              AVERAGE SALES PRICES
              Natural gas (per Mcf) .......................        $  6.87        $  2.89
              Crude oil and condensate (per Bbl) ..........          27.32          26.93
              Natural gas liquids produced (per Bbl) ......          24.76          21.19




RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

      Net earnings for the three-month periods ended March 2001 and 2000 are summarized in the table which follows. The Company's net earnings for 2001's first quarter were an all-time record $122.9 million, versus the $43.2 million ($39.3 million, excluding the effects of unusual items) of the comparable prior-year period. Higher natural gas volumes and prices were the principal causes of the quarter-to-quarter earnings increase.

      The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                                                       Segment
                                                                 Operating Earnings
                                                               -----------------------
                                                               Exploration
                                                                   and          Gas                      Pretax        Net
                                                                Production    Services      Other*      Earnings     Earnings
                                                               -----------    --------      ------      --------     --------
2000 AMOUNTS AFTER UNUSUAL ITEMS ...........................      $ 35.7       $ 40.5       $(11.4)      $ 64.8       $ 43.2
                                                                  ------       ------       ------       ------       ------
ELIMINATE IMPACT OF 2000 UNUSUAL ITEMS
Gain from asset exchange ...................................          --         (4.9)          --         (4.9)        (3.2)
Water well litigation provision reversal ...................        (1.2)          --           --         (1.2)         (.7)
                                                                  ------       ------       ------       ------       ------
                                                                    (1.2)        (4.9)          --         (6.1)        (3.9)
                                                                  ------       ------       ------       ------       ------
2000 AMOUNTS BEFORE UNUSUAL ITEMS ..........................        34.5         35.6        (11.4)        58.7         39.3
                                                                  ------       ------       ------       ------       ------

MAJOR INCREASES (DECREASES)
Increased natural gas sales volumes ........................        44.7           --           --         44.7         29.1
Higher natural gas sales price .............................        95.9           --           --         95.9         62.3
Increased exploratory well impairments ($2.2 versus none) ..        (2.2)          --           --         (2.2)        (1.4)
Price-related decrease in NGL margins ......................          --        (12.2)          --        (12.2)        (8.0)
Increased NGL marketing earnings ...........................          --          3.5           --          3.5          2.3
Higher gas gathering and marketing margins .................          --         11.8           --         11.8          7.7
Increased operating expenses ...............................        (2.7)        (7.5)          --        (10.2)        (6.6)
Reduction in interest expense incurred .....................          --           --          2.2          2.2          1.4
Stock market price related decreases in
   venture capital and Rabbi Trust earnings ................          --           --         (5.0)        (5.0)        (3.3)
Other, net .................................................        (1.1)          .1           .5          (.5)          .1
                                                                  ------       ------       ------       ------       ------
                                                                   134.6         (4.3)        (2.3)       128.0         83.6
                                                                  ------       ------       ------       ------       ------

2001 AMOUNTS ...............................................      $169.1       $ 31.3       $(13.7)      $186.7       $122.9
                                                                  ======       ======       ======       ======       ======

----------------------

* Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings of $169.1 million were $134.6 million above those of the comparable prior-year period, principally due to higher natural gas sales volumes and prices.

INCREASED NATURAL GAS SALES VOLUMES ($44.7 MILLION INCREASE). Natural gas sales averaged 369.3 MMcf per day during the first quarter, 35.1% above the 273.4 MMcf per day of the prior year's first quarter, increasing segment operating earnings by $44.7 million. The volume increases were principally attributable to the ongoing drilling and rework programs in the Barnett Shale in North Texas and exploratory success and follow up drilling along the Texas Gulf Coast.

HIGHER NATURAL GAS SALES PRICES ($95.9 MILLION INCREASE). Natural gas sales prices averaged $6.87 per Mcf during the first quarter of fiscal 2001, $3.98 (138%) above the prior year's period of $2.89, increasing segment operating earnings by $95.9 million.

INCREASED OPERATING EXPENSES ($2.7 MILLION DECREASE). Exploration and Production operating expenses were $2.7 million higher during the first quarter of 2001 primarily because of the larger number of wells being operated and increased property taxes.

GAS SERVICES OVERVIEW

Exclusive of unusual items in the prior year, gas services segment operating earnings declined $4.3 million to $31.3 million in 2001's first quarter. While higher volumes and margins pushed natural gas gathering and marketing earnings $7.7 million higher, this gain was more than offset by reduced earnings from gas processing ($9.4 million) and downstream partnerships ($2.6 million).

PRICE-RELATED DECREASE IN NGL MARGINS ($12.2 MILLION DECREASE). The average price for NGLs produced during the first quarter of 2001 of $24.76 per barrel was 17% above the prior-year period's $21.19, improving NGL revenues by $11.4 million. Because of the impact of higher natural gas and, to a lesser extent, NGL prices on producer settlements and gas shrinkage costs, feedstock costs rose $19.5 million during the current quarter, resulting in a net $8.1 million price-related decrease in NGL margins. Also, the current quarter's high natural gas prices reduced NGL margins under certain keep-whole contracts below the break-even level. Because of this, the Company elected to not process natural gas streams delivered to the Exxon Katy plant during January and February 2000. Primarily as a result of this, average NGL volumes declined by 7,700 barrels per day to 42,900, reducing gas processing operating earnings by another $4.1 million. In March 2001, processing of gas streams at Katy was resumed, and production averaged 52,900 barrels per day.

INCREASED NGL MARKETING EARNINGS ($3.5 MILLION INCREASE). NGL marketing operations generally benefit from rising product prices. Primarily because NGL prices rose during much of 2001's first quarter, NGL marketing earnings increased by $3.5 million.

HIGHER GAS GATHERING AND MARKETING MARGINS ($11.8 MILLION INCREASE). These activities generally benefit from increases in natural gas prices and accordingly margins were much higher in the first quarter of 2001, even with the expiration of a favorably priced contract in March 2000. Margins also increased because of throughput growth, which occurred primarily because of the acquisition of a 55% interest in certain Texas Chalk systems on March 31, 2000 and growth in North Texas volumes resulting from continued growth in the Company's Barnett Shale natural gas production.

INCREASED OPERATING EXPENSES ($7.5 MILLION DECREASE). Gas Services operating expense rose principally because of volume-related increases in North Texas and the above-mentioned acquisition of a 55% interest in the Texas Chalk systems on March 31, 2000. Also contributing to this were maintenance expenses incurred at the Bridgeport plant early in 2001 when an expansion train was tied-in.


OTHER

REDUCTION IN INTEREST EXPENSE INCURRED ($2.2 MILLION INCREASE). This favorable variance was primarily due to a lower average debt balance during the first quarter of 2001 ($310.9 million versus $377.6 million) and the termination in December 2000 of an accounts receivable sales program.

                           Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

No material legal proceedings were pending at March 31, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      No exhibits are filed with this report.

(b) No reports were filed on Form 8-K by Mitchell Energy & Development Corp. during the three-month period ended March 31, 2001.

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





                                     MITCHELL ENERGY & DEVELOPMENT CORP.
                                     -----------------------------------
                                                (Registrant)




Dated: May 11, 2001                  By  /s/ Philip S. Smith
                                       ----------------------------------------
                                         Philip S. Smith
                                         Senior Vice President - Administration
                                         and Chief Financial Officer