Form 10-K405/A
period 2000-12-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2001-07-27
CIK 311995

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

================================================================================

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


         The undersigned registrant hereby amends Exhibit No. 99 to its annual report on Form 10-K for the year ended December 31, 2000 as set forth in the pages attached hereto:

         Exhibit 99 - Form 11-K for the year ended January 31, 2001 for the Mitchell Energy & Development Corp. Thrift and Savings Plan is hereby amended to include the financial statements and schedules required by that form and the related Report of Independent Public Accountants on such statements and schedules together with their consent to incorporate such report into previously filed Form S-8 registration statements.

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


Date:  July 27, 2001

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


                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

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

                                   ----------


                       MITCHELL ENERGY & DEVELOPMENT CORP.
            (Name of issuer of securities held pursuant to the Plan)

                 P. O. Box 4000, The Woodlands, Texas 77387-4000
           (Address of Plan and principal executive office of issuer)

           Mitchell Energy & Development Corp. Thrift and Savings Plan
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE








                                                                                                      Page
                                                                                                      ----

Report of Independent Public Accountants..............................................................  1

Statements of Net Assets Available for Plan Benefits at January 31, 2001 and 2000.....................  2

Statements of Changes in Net Assets Available for Plan Benefits
      for the Years Ended January 31, 2001 and 2000...................................................  3

Notes to Financial Statements - January 31, 2001 and 2000.............................................  4

Schedule of Assets (Held at End of Year) at January 31, 2001..........................................  7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Administrative Committee of the Mitchell
 Energy & Development Corp. Thrift and Savings Plan:


We have audited the accompanying statements of net assets available for plan benefits of the Mitchell Energy & Development Corp. Thrift and Savings Plan at January 31, 2001 and 2000, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements and the supplemental schedule referred to below are the responsibility of the Administrative Committee. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Mitchell Energy & Development Corp. Thrift and Savings Plan at January 31, 2001 and 2000, and the changes in net assets available for plan benefits for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets (held at end of year) at January 31, 2001 is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.





                                                        ARTHUR ANDERSEN LLP

Houston, Texas
July 25, 2001

           Mitchell Energy & Development Corp. Thrift and Savings Plan
              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                          AT JANUARY 31, 2001 AND 2000





                                                                   2001              2000
                                                               ------------      ------------
ASSETS
Investments (at current values)
  Mutual funds
     AIM Value Fund .....................................      $  8,743,883      $ 10,722,311
     Davis New York Venture Fund, Inc. ..................         9,504,112         8,226,929
     Merrill Lynch Basic Value Fund, Inc. ...............         7,805,073        10,469,201
     Merrill Lynch Capital Fund, Inc. ...................         6,666,051         8,121,972
     Oppenheimer Main Street Growth and Income Fund .....         6,572,992         8,388,082
     Other ..............................................        25,517,382        13,048,332
                                                               ------------      ------------
                                                                 64,809,493        58,976,827
                                                               ------------      ------------

  Common collective trusts
     Merrill Lynch Retirement Preservation Trust ........        56,017,847        49,487,242
     Other ..............................................         5,579,076         5,745,700
                                                               ------------      ------------
                                                                 61,596,923        55,232,942
                                                               ------------      ------------

  MEDC common stock
     Class A ............................................        43,359,299        13,277,672
     Class B (Note 3) ...................................                --        16,254,164
                                                               ------------      ------------
                                                                 43,359,299        29,531,836
                                                               ------------      ------------

  Participants' loans ...................................         5,173,934         5,139,461
  CMA Money Fund ........................................             1,709            60,202
                                                               ------------      ------------
                                                                174,941,358       148,941,268
Receivables and other ...................................           267,375           194,012
                                                               ------------      ------------
      Total assets ......................................       175,208,733       149,135,280

LIABILITIES
Due to trustee ..........................................                --           193,987
                                                               ------------      ------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS ..................      $175,208,733      $148,941,293
                                                               ============      ============



The accompanying notes are an integral part of this statement.

           Mitchell Energy & Development Corp. Thrift and Savings Plan
         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000



                                                                        2001                 2000
                                                                    -------------       -------------
Earnings on investments
  Mutual fund distributions ..................................      $   5,641,291       $   5,031,196
  Interest income from investments ...........................          3,307,090           3,377,415
  Cash dividends on MEDC common stock ........................            830,636             660,957
  Interest income from participant loans .....................            512,226             513,126
  Net appreciation (depreciation) of investments
     Mutual funds ............................................         (5,263,147)          2,173,283
     Common collective trusts ................................           (105,160)            493,593
     MEDC common stock .......................................         30,847,710          13,433,656

Contributions
  Members (including rollovers of $222,566 and $1,119,044) ...          3,614,089           4,436,846
  Company ....................................................          2,369,899           2,479,250

Distributions to withdrawing members .........................        (15,477,321)        (29,749,805)

Participant services charges and other .......................             (9,873)             (4,846)
                                                                    -------------       -------------

Increase in net assets .......................................         26,267,440           2,844,671

NET ASSETS AVAILABLE FOR PLAN BENEFITS, BEGINNING OF YEAR ....        148,941,293         146,096,622
                                                                    -------------       -------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS, END OF YEAR ..........      $ 175,208,733       $ 148,941,293
                                                                    =============       =============


The accompanying notes are an integral part of this statement.

           Mitchell Energy & Development Corp. Thrift and Savings Plan
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2001 AND 2000




(1) SUMMARY OF THE PLAN AND ACCOUNTING POLICIES

GENERAL

The Mitchell Energy & Development Corp. Thrift and Savings Plan (the Plan) was adopted by Mitchell Energy & Development Corp. (MEDC) and certain of its subsidiaries (collectively, the Company) to encourage their employees to provide additional security for their retirement. Full-time employees of the Company are eligible to become members of the Plan on the first of the month following their completion of a one-month eligibility period. Other employees are eligible to become members after completing one year of participation service as defined in the Plan's provisions. Members should refer to the Plan document for a complete description of the Plan's provisions.

AMENDMENT TO THE PLAN

The Plan was restated effective February 1, 2000 to incorporate all prior Plan amendments. On May 1, 2001, the Plan was amended to remove a benefit disbursement option that provided for periodic payments.

ADMINISTRATION

The Plan is administered by an administrative committee appointed by MEDC's Board of Directors. The committee has broad responsibilities regarding the supervision and administration of the Plan. Members of the administrative committee receive no compensation from the Plan for their services. Except for fees for loan processing and investment advice services charged to members, administrative expenses have been paid by the Company. Should the Company choose not to pay such expenses in the future, however, they would be paid by the Plan and charged to the members' accounts.

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

INVESTMENT VALUATION

For financial statement purposes, mutual funds and MEDC Common Stock are carried at market values which are determined based upon published market quotations. The Merrill Lynch Retirement Preservation Trust (MLRPT) is valued at $1 per unit. MLRPT invests in guaranteed investment contracts which are valued at contract value which approximates fair value. The effective yield of MLPRT for the years ended January 31, 2001 and 2000 was 6.7% and 6.6%, respectively. The Merrill Lynch Equity Index Trust I Fund is valued at quoted market prices of its underlying investments and participant loans are valued at their principal amounts which approximate market.

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

The Company makes contributions to the Plan of an amount equal to 100% of a member's contributions, up to 6% of base salary. Each participant's account is credited with his or her contributions and the applicable matching contributions and an allocation of the Plan's earnings. Allocations of earnings are based on the proportion that each participant's account balance bears to the total of all participant account balances for each investment.

Members may direct the Trustee to invest their contributions in one or more of the investment options offered by the Plan. The investment options include MEDC common stock, fifteen mutual funds and two common collective trusts trusteed by Merrill Lynch Trust Company. In addition, there are three goal manager options that invest in certain of the available investment options.

VESTING

A member becomes vested in the Company's matching contributions upon completing five years of vesting service. A year of vesting service is defined as the performance of 1,000 hours of service in a Plan year.

FORFEITURES

When a member who has not yet vested terminates employment, the value of his/her share of Company contributions is forfeited and used to reduce future Company contributions. During the Plan years ended January 31, 2001 and 2000, forfeitures of $131,358 and $38,202 including interest occurred, and forfeitures of $159,866 and $10,000 were used to reduce the Company's contributions. At January 31, 2001 and 2000, an additional $1,041 and $28,972, respectively, was available to reduce the Company's future contributions.

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

TERMINATION

The Plan may be terminated, amended or modified by MEDC's Board of Directors. If the Plan is terminated, and after all expenses are paid, any unallocated contributions, forfeitures, income and expenses would be allocated among the members' accounts. All members would then be fully vested and would be entitled to receive all of their then-existing account balances.

(2) FEDERAL INCOME TAX STATUS

Since the Plan is designed to operate as a non-tax-paying entity, income taxes have not been provided in its financial statements. The Plan obtained its latest determination letter on December 29, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code (the Code). Although the Plan has been amended since receiving the determination letter, the administrative committee believes that it continues to operate in compliance with the applicable requirements of the Code.

(3) RECLASSIFICATION OF MEDC COMMON STOCK

In June 2000, the two classes of common stock of MEDC were combined into a single class by reclassifying each share of Class B common stock into one share of Class A common stock.

(4) FORM 5500 REPORTING

Although distributions to participants must be reported on a cash basis in the Plan's financial statements, the instructions for Form 5500 require that such transactions be reported when approved for payment. At January 31, 2001 and 2000, $138,450 and $87,141 of approved distributions remained unpaid, respectively. A reconciliation follows of resultant differences between amounts included in the accompanying financial statements and amounts reported in the Plan's Form 5500 for the year ended January 31:


                                                            Net Assets Available                     Distributions to
                                                             For Plan Benefits                      Withdrawing Members
                                                    ------------------------------------------------------------------------
                                                        2001                 2000               2001               2000
                                                    -------------       -------------       -------------      -------------

Amounts per financial statements .............      $ 175,208,733       $ 148,941,293       $  15,477,321      $  29,749,805
Balance of/change in accrued distributions ...           (138,450)            (87,141)             51,309             87,141
                                                    -------------       -------------       -------------      -------------
Form 5500 amounts ............................      $ 175,070,283       $ 148,854,152       $  15,528,630      $  29,836,946
                                                    =============       =============       =============      =============

           Mitchell Energy & Development Corp. Thrift and Savings Plan
                    SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                               AT JANUARY 31, 2001






                                                                           Current          Shares/
                     Identity of Issue/Description                          Value            Units
-------------------------------------------------------------------     ------------      ------------

Mutual Funds
   AIM Value Fund ................................................      $  8,743,883           662,415
   Alger MidCap Growth Retirement Portfolio ......................         4,724,859           285,663
   Alliance Premier Growth Fund, Inc. ............................         1,910,963            66,840
   Davis New York Venture Fund, Inc. .............................         9,504,112           325,818
   Franklin Income Fund ..........................................         1,176,304           502,694
   John Hancock Small Cap Growth Fund ............................         4,642,177           401,920
   Massachusetts Investors Growth Stock Fund .....................         3,777,440           217,720
   Merrill Lynch Basic Value Fund, Inc. ..........................         7,805,073           226,497
   Merrill Lynch Capital Fund, Inc. ..............................         6,666,051           219,062
   Merrill Lynch Global Allocation Fund, Inc. ....................         2,124,625           156,915
   Oppenheimer Main Street Growth and Income Fund ................         6,572,992           175,233
   Pilgrim Worldwide Growth Fund .................................         2,951,401           129,504
   PIMCO Long-term U.S. Government Fund ..........................         1,039,750            97,997
   PIMCO Total Return Fund .......................................           608,867            58,043
   Templeton Foreign Fund ........................................         2,560,996           245,306
                                                                        ------------
                                                                          64,809,493
                                                                        ------------

Common Collective Trusts
   Merrill Lynch Equity Index Trust I Fund* ......................         5,579,076            58,733
   Merrill Lynch Retirement Preservation Trust* ..................        56,017,847        56,017,847
                                                                        ------------
                                                                          61,596,923
                                                                        ------------

Mitchell Energy & Development Corp. Class A Common Stock* ........        43,359,299           867,186
                                                                        ------------

CMA Money Fund ...................................................             1,709             1,709
                                                                        ------------

Participants' Loans, at interest rates ranging from 8% to 11.5% ..         5,173,934
                                                                        ------------

                                                                        $174,941,358
                                                                        ============

----------
*  Party-in-interest to the Plan.




 Note -- Cost amounts need not be reported for participant-directed investments.

                                  EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
------              -----------
 23                 Consent of Independent Public Accountants.

                                                                      EXHIBIT 23




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report dated July 25, 2001, on the financial statements of the Mitchell Energy & Development Corp. Thrift and Savings Plan included in this Form 10-K/A, Amendment No. 1 (which relates to such Plan's Form 11-K for the year ended January 31, 2001) into the previously filed Form S-8 Registration Statement Nos. 33-26276, 2-86550 and 333-24335.




                                                             ARTHUR ANDERSEN LLP

Houston, Texas
July 27, 2001