Form 10-Q
period 2001-06-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2001-08-09
CIK 311995

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

                       FOR THE QUARTER ENDED JUNE 30, 2001

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


  Shares of common stock outstanding at July 31, 2001.............. 49,911,612

================================================================================

                                      INDEX



                                                                                Page
                                                                               Number
                                                                               ------
Part I - Financial Information

       Item 1.  Financial Statements

          Representation....................................................        1

          Consolidated Balance Sheets.......................................        2

          Unaudited Consolidated Statements of Earnings.....................        3

          Unaudited Consolidated Statement of Stockholders' Equity..........        4

          Unaudited Condensed Consolidated Statements of Cash Flows.........        5

          Notes to Unaudited Consolidated Financial Statements..............        6

       Item 2.  Management's Discussion and Analysis of
          Financial Position and Results of Operations......................       12


Part II - Other Information

       Item 1.  Legal Proceedings...........................................       20

       Item 4.  Submission of Matters to Vote of Security Holders...........       20

       Item 6.  Exhibits and Reports on Form 8-K............................       20


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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)



                                                                                   JUNE 30,        December 31,
                                                                                     2001              2000
                                                                                 -----------       -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .................................................      $    61,495       $    23,451
Trade receivables .........................................................          142,817           221,946
Inventories ...............................................................           30,132            17,636
Federal income taxes receivable ...........................................           13,649                --
Other .....................................................................            2,761             5,198
                                                                                 -----------       -----------
     Total current assets .................................................          250,854           268,231
                                                                                 -----------       -----------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,634,399 and $1,559,427
Exploration and production
  Oil and gas properties ..................................................          926,187           795,682
  Support equipment and facilities ........................................           13,712            12,874
Gas services (including investments in equity partnerships) (Note 2)
  Natural gas processing ..................................................          151,222           117,975
  Natural gas gathering and marketing .....................................          252,984           190,569
  Other ...................................................................           91,264            86,077
Corporate .................................................................            2,978             2,828
                                                                                 -----------       -----------
                                                                                   1,438,347         1,206,005
                                                                                 -----------       -----------

LONG-TERM INVESTMENTS AND OTHER ASSETS ....................................           42,386            45,529
                                                                                 -----------       -----------
                                                                                 $ 1,731,587       $ 1,519,765
                                                                                 ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 3) .............................      $    62,920       $        --
Oil and gas proceeds payable ..............................................          147,492           166,221
Accounts payable ..........................................................           92,836            79,248
Accrued liabilities .......................................................           61,998            58,670
                                                                                 -----------       -----------
     Total current liabilities ............................................          365,246           304,139
                                                                                 -----------       -----------

LONG-TERM DEBT (Note 3) ...................................................          210,855           300,342
                                                                                 -----------       -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .....................................................          253,247           203,919
Retirement obligations ....................................................           72,727            71,733
Other .....................................................................           17,987            19,446
                                                                                 -----------       -----------
                                                                                     343,961           295,098
                                                                                 -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value (authorized 200,000,000 shares) ..............            5,386             5,386
Additional paid-in capital ................................................          149,283           148,154
Retained earnings .........................................................          752,868           565,132
Other comprehensive loss ..................................................           (8,896)           (8,896)
Treasury stock, at cost ...................................................          (87,116)          (89,590)
                                                                                 -----------       -----------
                                                                                     811,525           620,186
                                                                                 -----------       -----------
                                                                                 $ 1,731,587       $ 1,519,765
                                                                                 ===========       ===========

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)


                                                                                Three Months                  Six Months
                                                                                Ended June 30                Ended June 30
                                                                          -------------------------    ------------------------
                                                                             2001           2000          2001           2000
                                                                          ----------     ----------    ----------    ----------
REVENUES
Exploration and production ...........................................    $  180,636     $  109,027    $  423,277    $  195,659
Gas services (including a gain of $4,884 from
   an asset exchange in 2000's first quarter (Note 2) ................       305,427        252,313       717,913       479,612
                                                                          ----------     ----------    ----------    ----------
                                                                             486,063        361,340     1,141,190       675,271
                                                                          ----------     ----------    ----------    ----------

OPERATING COSTS AND EXPENSES
Exploration and production (net of a litigation
   provision reversal of $1,200 in 2000's first quarter) (Note 5) ....        76,020         57,494       149,561       108,404
Gas services .........................................................       284,207        219,233       665,366       406,071
                                                                          ----------     ----------    ----------    ----------
                                                                             360,227        276,727       814,927       514,475
                                                                          ----------     ----------    ----------    ----------


SEGMENT OPERATING EARNINGS (Note 5) ..................................       125,836         84,613       326,263       160,796
General and administrative expense ...................................         7,179          9,236        13,985        16,435
                                                                          ----------     ----------    ----------    ----------
TOTAL OPERATING EARNINGS .............................................       118,657         75,377       312,278       144,361
                                                                          ----------     ----------    ----------    ----------


OTHER EXPENSE
Interest expense .....................................................         5,202          7,143        10,868        15,052
Other (income) expense, net ..........................................        (3,572)          (559)       (2,372)       (4,247)
                                                                          ----------     ----------    ----------    ----------
                                                                               1,630          6,584         8,496        10,805
                                                                          ----------     ----------    ----------    ----------


EARNINGS BEFORE INCOME TAXES .........................................       117,027         68,793       303,782       133,556

INCOME TAXES (Note 4) ................................................        38,997         24,623       102,830        46,135
                                                                          ----------     ----------    ----------    ----------
NET EARNINGS .........................................................    $   78,030     $   44,170    $  200,952    $   87,421
                                                                          ==========     ==========    ==========    ==========



NET EARNINGS PER SHARE (Note 8)
Basic ................................................................    $     1.56     $      .90    $     4.03    $     1.78
Diluted ..............................................................          1.53            .89          3.95          1.76


AVERAGE COMMON SHARES OUTSTANDING
Basic ................................................................        49,876         49,172        49,847        49,147
Diluted ..............................................................        50,918         49,722        50,906        49,576




The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001
                          (dollar amounts in thousands)



                                                                                                        Other
                                                                         Additional                     Compre-
                                                             Common        Paid-in      Retained        hensive        Treasury
DOLLAR AMOUNTS                                 Total          Stock        Capital      Earnings         Loss           Stock
                                             ---------      ---------    ----------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 2000 .............     $ 620,186      $   5,386     $ 148,154     $ 565,132      $  (8,896)     $ (89,590)
Net earnings ...........................       200,952             --            --       200,952             --             --
Cash dividends (26.5 cents per share) ..       (13,216)            --            --       (13,216)            --             --

Exercises of stock options .............         3,603             --         1,129            --             --          2,474
                                             ---------      ---------     ---------     ---------      ---------      ---------

BALANCE, JUNE 30, 2001 .................     $ 811,525      $   5,386     $ 149,283     $ 752,868      $  (8,896)     $ (87,116)
                                             =========      =========     =========     =========      =========      =========






                                   ----------





                                     Common
                                     Stock        Treasury          Shares
SHARE AMOUNTS                        Issued         Stock         Outstanding
                                   ----------     ----------      -----------
BALANCE, DECEMBER 31, 2000 ...     53,856,140      4,059,927      49,796,213
Exercises of stock options ...             --       (112,082)        112,082
                                   ----------     ----------      ----------
BALANCE, JUNE 30, 2001 .......     53,856,140      3,947,845      49,908,295
                                   ==========     ==========      ==========

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                   Six Months Ended
                                                                                        June 30
                                                                                 -----------------------
                                                                                   2001            2000
                                                                                 ---------      ---------
OPERATING ACTIVITIES
Net earnings ...............................................................     $ 200,952      $  87,421
Adjustments to reconcile net earnings to
   cash provided by operating activities
      Depreciation, depletion and amortization .............................        89,944         68,235
      Deferred income taxes ................................................        50,724         25,299
      Exploratory well impairments .........................................         4,619            957
      Distributions in excess of (less than) earnings of equity investees ..        (4,883)        (2,904)
      Gain from disposition of property, plant and equipment ...............            --         (4,884)
      Water well litigation provision reversal .............................            --         (1,200)
      Other, net ...........................................................         2,308         (4,069)
                                                                                 ---------      ---------
                                                                                   343,664        168,855
      Changes in operating assets and liabilities ..........................        41,213           (923)
                                                                                 ---------      ---------
      Cash provided by operating activities ................................       384,877        167,932
                                                                                 ---------      ---------
INVESTING ACTIVITIES
Capital and exploratory expenditures .......................................      (329,079)      (116,639)
Adjustment to cash basis ...................................................        13,992         14,139
Exploration expenses also deducted from earnings ...........................         4,078          3,948
                                                                                 ---------      ---------
   Cash basis capital and exploratory expenditures .........................      (311,009)       (98,552)
Proceeds from disposition of property, plant and equipment .................            --         15,805
Other, net .................................................................         1,735            211
                                                                                 ---------      ---------
      Cash used for investing activities ...................................      (309,274)       (82,536)
                                                                                 ---------      ---------
FINANCING ACTIVITIES
Debt repayments ............................................................       (26,567)       (65,000)
Cash dividends .............................................................       (13,199)       (12,459)
Other, net .................................................................         2,207          1,905
                                                                                 ---------      ---------
      Cash used for financing activities ...................................       (37,559)       (75,554)
                                                                                 ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS ......................................        38,044          9,842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................        23,451         24,024
                                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................     $  61,495      $  33,866
                                                                                 =========      =========

The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001





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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. There were no charges for proved-property impairments during the six-month periods ended June 30, 2001 and 2000.

      Supplemental cash flow information. Short-term investments with maturities of three months or less are considered to be cash equivalents. The reported amounts for proceeds from issuance of debt and debt repayments exclude the impact of borrowings with initial terms of three months or less. Excluding amounts capitalized of $3,455,000 and $990,000 respectively, interest paid totaled $11,518,000 and $15,316,000 during the six-month periods ended June 30, 2001 and 2000. Income taxes paid during the six-month periods ended June 30, 2001 and 2000 totaled $64,274,000 and $19,131,000. Other than the asset exchange discussed in Note 2, there were no significant non-cash investing or financing activities during the six-month periods ended June 30, 2001 and 2000.

(2)   GAS SERVICES PARTNERSHIP INVESTMENTS

A summary of the Company's net investments in partnerships at June 30, 2001 and December 31, 2000 and its equity in their pretax earnings for the six-month periods ended June 30, 2001 and 2000 follows (in thousands):



                                                                                                     Equity in
                                                                     Net Investment                Pretax Earnings
                                                               ---------------------------     --------------------------
                                                    Percent     June 30,      December 31,      June 30,        June 30,
                                                     Owned       2001             2000            2001            2000
                                                    -------    ----------     ------------     ----------      ----------
NATURAL GAS PROCESSING
C&L Processors Partnership (C&L) .........             50*     $       --      $       --      $       --      $      684
U.P. Bryan Plant .........................             45*             --              --              --           4,640
                                                               ----------      ----------      ----------      ----------
                                                                       --              --              --           5,324
                                                               ----------      ----------      ----------      ----------
GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services (Austin Chalk) .....             45*             --              --              --               3
Ferguson-Burleson County Gas Gathering
   System (Ferguson-Burleson) ............             45*             --              --              --             (76)
Louisiana Chalk Gathering System .........             50           4,046           4,217            (171)           (510)
Others ...................................                            327             408             (81)            145
                                                               ----------      ----------      ----------      ----------
                                                                    4,373           4,625            (252)           (438)
                                                               ----------      ----------      ----------      ----------
OTHER
Belvieu Environmental Fuels (BEF) ........          33.33          61,709          56,254           5,455          10,226
Gulf Coast Fractionators .................          38.75          28,160          28,375             947           1,428
                                                               ----------      ----------      ----------      ----------
                                                                   89,869          84,629           6,402          11,654
                                                               ----------      ----------      ----------      ----------
                                                               $   94,242      $   89,254      $    6,150      $   16,540
                                                               ==========      ==========      ==========      ==========

----------
* Prior to the asset exchange on March 31, 2000.

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

      For the applicable periods during which the Company held partnership interests in the above-listed entities, summarized earnings information (on a 100% basis) for these entities for the three- and six-month periods ended June 30, 2001 and 2000 follows (in thousands):



                                      Three Months                      Six Months
                              -----------------------------     -----------------------------
                                 2001             2000              2001             2000
                              ------------     ------------     ------------     ------------
Revenues ................     $     89,211     $     96,965     $    136,604     $    237,880
Operating earnings ......           19,347           25,587           17,995           46,761
Pretax earnings .........           19,524           25,796           18,368           46,919

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

(3)   LONG-TERM DEBT

The Company's debt agreements include unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and bank revolving credit and money market facilities. A summary of outstanding debt at June 30, 2001 and December 31, 2000 follows (in thousands):


                                                                 June 30        December 31
                                                               ------------     ------------
Unsecured senior notes
  9 1/4%, due January 15, 2002 ...........................     $     62,920     $     64,267
  6 3/4%, due February 15, 2004 ..........................          210,855          236,075
Committed bank revolving credit agreement, unsecured .....               --               --
                                                               ------------     ------------
                                                                    273,775          300,342
Less - current maturities ................................           62,920               --
                                                               ------------     ------------
                                                               $    210,855     $    300,342
                                                               ============     ============

The senior notes have no sinking fund requirements and are not redeemable prior to their respective maturity dates. During March and May 2001, the Company purchased senior notes totaling $26,567,000 principal amount at a small premium in the open market. The Company has a five-year $250,000,000 committed bank revolving credit facility that terminates in July 2003, when any amounts then outstanding are payable. Interest rates, which generally are based on spreads over LIBOR, vary based on the highest of the ratings given the Company's senior notes by two specified rating agencies. The Company pays commitment fees on the unused portion of this facility.

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual, non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $535,513,000 at June 30, 2001.

(4)   INCOME TAXES

Income taxes for the six-month periods ended June 30, 2001 and 2000 consisted of the following (in thousands):


                                  2001             2000
                              ------------     ------------
Current  - Federal ......     $     51,964     $     20,683
           State ........              142              153
                              ------------     ------------
                                    52,106           20,836
                              ------------     ------------

Deferred - Federal ......           50,451           22,551
           State ........              273            2,748
                              ------------     ------------
                                    50,724           25,299
                              ------------     ------------
                              $    102,830     $     46,135
                              ============     ============


      Estimated annual tax rates of 33.9% and 34.5%, respectively, were used in computing the income tax provisions for the six-month periods ended June 30, 2001 and 2000. The differences between those rates and the 35% statutory Federal income tax rate were principally the result of the interplay of Federal tax credits and charges for state income taxes.

(5) SEGMENT INFORMATION

Selected industry segment data for the indicated periods follows (in thousands):


                                                               Inter-         Segment        Total                          Capital
                                                 Outside       segment       Operating     Operating                        Expendi-
                                                 Revenues      Revenues      Earnings      Earnings            DD&A         tures(a)
                                                 ---------     ---------     ---------     ---------         ---------     ---------
SIX  MONTHS ENDED JUNE 30, 2001
EXPLORATION AND PRODUCTION .................    $  423,277     $      --     $ 273,716     $ 268,556         $  75,001     $ 215,786
                                                ----------     ---------     ---------     ---------         ---------     ---------

GAS SERVICES
Natural gas processing .....................       357,162       191,078        27,681        25,942             4,002        38,891
Natural gas gathering and marketing ........       354,349       510,556        18,824        16,871            10,251        73,099
Other ......................................         6,402            --         6,042         5,894                54           105
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                   717,913       701,634        52,547        48,707            14,307       112,095
                                                ----------     ---------     ---------     ---------         ---------     ---------

CORPORATE ..................................            --            --            --        (4,985)(b)           636         1,198
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                $1,141,190     $ 701,634     $ 326,263     $ 312,278         $  89,944     $ 329,079
                                                ==========     =========     =========     =========         =========     =========


SIX MONTHS ENDED JUNE 30, 2000
EXPLORATION AND PRODUCTION
Operations .................................    $  195,659     $      --     $  86,055     $  81,522         $  55,301     $  96,797
Water well litigation provision reversal ...            --            --         1,200         1,200                --            --
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                   195,659            --        87,255        82,722            55,301        96,797
                                                ----------     ---------     ---------     ---------         ---------     ---------
GAS SERVICES
Natural gas processing .....................       305,022        82,807        44,447        42,910             3,220         5,301
Natural gas gathering and marketing ........       158,042       217,472        12,918        11,209             8,797        14,139
Other ......................................        11,664            --        11,292        11,156                53           169
Gain from asset exchange (Note 2) ..........         4,884            --         4,884         4,884                --            --
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                   479,612       300,279        73,541        70,159            12,070        19,609
                                                ----------     ---------     ---------     ---------         ---------     ---------

CORPORATE ..................................            --            --            --        (8,520)(b)           864           233
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                $  675,271     $ 300,279     $ 160,796     $ 144,361         $  68,235     $ 116,639
                                                ==========     =========     =========     =========         =========     =========

THREE MONTHS ENDED JUNE 30, 2001
EXPLORATION AND PRODUCTION .................    $  180,636     $      --     $ 104,616     $ 102,152         $  39,666     $ 120,550
                                                ----------     ---------     ---------     ---------         ---------     ---------

GAS SERVICES
Natural gas processing .....................       151,738        81,827         8,869         8,056             2,147        16,496
Natural gas gathering and marketing ........       146,950       217,469         5,792         4,821             5,521        40,785
Other ......................................         6,739            --         6,559         6,481                27            15
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                   305,427       299,296        21,220        19,358             7,695        57,296
                                                ----------     ---------     ---------     ---------         ---------     ---------

CORPORATE ..................................            --            --            --        (2,853)(b)           324           666
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                $  486,063     $ 299,296     $ 125,836     $ 118,657         $  47,685     $ 178,512
                                                ==========     =========     =========     =========         =========     =========

THREE MONTHS ENDED JUNE 30, 2000
EXPLORATION AND PRODUCTION..................    $  109,027     $      --     $  51,533     $  49,310         $  28,084     $  54,302
                                                ----------     ---------     ---------     ---------         ---------     ---------

GAS SERVICES
Natural gas processing .....................       141,723        46,573        16,210        15,415             1,576         3,453
Natural gas gathering and marketing ........       101,162       128,577         7,617         6,767             5,292         8,824
Other ......................................         9,428            --         9,253         9,179                26           145
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                   252,313       175,150        33,080        31,361             6,894        12,422
                                                ----------     ---------     ---------     ---------         ---------     ---------

CORPORATE ..................................            --            --            --        (5,294)(b)           404           177
                                                ----------     ---------     ---------     ---------         ---------     ---------
                                                $  361,340     $ 175,150     $  84,613     $  75,377         $  35,382     $  66,901
                                                ==========     =========     =========     =========         =========     =========


----------
(a) On accrual basis, including exploratory expenditures.

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

(7) DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not hold or issue derivative financial instruments for trading purposes, and it had no open hedge positions at June 30, 2001 or December 31, 2000. As a result, the Company's adoption effective January 1, 2001 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," had no significant impact on its financial statements.

(8) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 2001 and 2000 (in thousands):



                                                  Three Months                   Six Months
                                             -----------------------     -----------------------
                                               2001          2000           2001         2000
                                             ---------     ---------     ---------     ---------
Used in basic computations .............        49,876        49,172        49,847        49,147
Dilutive effect of stock options .......         1,042           550         1,059           429
                                             ---------     ---------     ---------     ---------
Used in diluted computations ...........        50,918        49,722        50,906        49,576
                                             =========     =========     =========     =========


Excluded from these computations because their effect would have been antidilutive were stock options covering the following number of shares: 459,750 for the three- and six-month periods ended June 30, 2001 and none and 347,050 for the three- and six-month periods ended June 30, 2000.

(9) STOCK OPTIONS AND BONUS UNITS

On May 9, 2001, stock options covering 459,750 shares and 354,200 bonus units were issued to employees by the Company at option/floor prices of $54.00. Like previous grants, these awards vest in three equal annual installments and have ten-year lives.

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

LIQUIDITY AND CAPITAL RESOURCES

For the seventh consecutive quarter, a new natural gas sales volume record was set by the Company. Buoyed by this strong production growth, the Company's second quarter earnings of $78.0 million ($1.53 per diluted share) were up sharply from the prior year's $44.2 million ($.89 per diluted share) and were the third best of any quarter in the Company's history. However, after rising steadily over the previous eight consecutive quarters, second quarter earnings were below the record level of 2001's first quarter as natural gas prices fell from their extremely high levels.

      While the Company's earnings and cash flows are affected by many factors, energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices for the first two quarters of 2001 and the two prior years:


                                                              Crude Oil and
                          Natural Gas (per Mcf)*           Condensate (per Bbl)                  NGLs (per Bbl)
                       ---------------------------     ---------------------------     ----------------------------
                        2001      2000       1999       2001      2000       1999       2001       2000       1999
                       ------    ------     ------     ------    ------     ------     ------     ------     ------
First quarter.........  $6.87     $2.89      $1.79     $27.32    $26.93     $11.06     $24.76     $21.19   $  9.55
Second quarter........   4.56      3.65       2.25      25.51     27.52      15.46      19.49      19.65     12.56
Third quarter.........             4.50       2.79                30.29      19.67                 22.20     16.36
Fourth quarter........             5.52       2.82                30.21      22.91                 25.26     17.39
Calendar  year........             4.23       2.42                28.70      17.17                 21.97     14.20

* The Company's average natural gas prices are determined by dividing its reported natural gas revenues by wet gas volumes. Reported gas revenues include proceeds received from sales of gas plus leasehold reimbursements from processors (including the Company) for gas that is converted to NGLs.

During 1998, oil and NGL prices were at low points not seen since 1986 because of rising worldwide oil production during a period of relatively weak demand and unusually high inventory levels. OPEC and other countries adopted lower oil production targets during 1999, and as a result excess inventories were worked down and prices for oil and NGLs rose steadily. This strengthening continued in 2000, and the Company's average prices in the fourth quarter exceeded $30.00 per barrel for oil and $25.00 per barrel for NGLs, before falling back in 2001's first quarter and further in the second.

      After beginning 1999 at extremely low levels, natural gas prices moved upward during the year. Due to reduced deliverability, low storage levels and strong demand, gas prices strengthened considerably in 2000, rising to the $10.00 per Mcf level late in December 2000. After averaging $9.42 per Mcf in January 2001, the Company's average natural gas sales price fell to $6.03 per Mcf in February and $5.13 in March resulting in an average first quarter price of $6.87 per Mcf. Prices continued to fall in the second quarter because of small increases in supply and decreases in demand resulting primarily from an economic slowdown in the United States and fuel switching to oil-based products due to the extremely high gas prices. These factors combined to rebuild natural gas inventories and push prices lower (the Company's average natural gas sales price in June of $3.74 per Mcf was well below the second quarter's $4.56 average). Early in the third quarter, prices had declined to the $3.00-per-Mcf level.

      Although down substantially from recent levels, natural gas prices remain strong by historical standards. The Company's efforts to grow production volumes continue since its development drilling in the Barnett is economic at current price levels. Based on current strip prices, it now appears that prices realized during 2001's second half will be well below those received in the second half of last year and the first half of this year. Accordingly, despite the sizeable ongoing production increases, the Company's net earnings for the third and fourth quarters of 2001 probably will not reach the record levels of 2000's comparable periods.

      The Company has major ongoing development drilling and well recompletion programs in the Barnett Shale area of North Texas. These programs, which benefit from the use of light sand fracture technology, have significantly expanded the economically developable area. As a result of this and other successful development drilling, the Company added 580 Bcfe to its gas and oil reserves in June 2001. At June 30, 2001, estimated proved reserves were 38% higher than at the beginning of the year. Primarily because of its success in the Barnett, the Company's natural gas sales have risen sharply in recent periods. Such sales averaged a record 403.3 MMcf per day in 2001's second quarter, 40.3% and 9.2%, respectively, above the levels achieved during last year's second quarter and this year's first quarter. The Company expects to drill approximately 300 wells in the Barnett in 2001, up from 142 in 2000 and 66 in 1999. Fifteen rigs were working in the Barnett in the second quarter and negotiations are proceeding with contractors to add five more later in the year to accelerate exploitation of the Company's large well backlog there. The Company's natural gas sales volumes are on pace to exceed the 25% annual growth target previously set for 2001. The table which follows shows the Company's quarterly natural gas sales volumes over the past eight quarters and the quarter-to-quarter percentage growth in such sales:


                                                                             Sales              Percentage
                                                                         (Mcf per day)            Growth
                                                                         -------------          ----------
      1999 - Third.....................................................      231,800                (2.1)
             Fourth....................................................      261,300                12.7

      2000 - First.....................................................      273,400                 4.6
             Second....................................................      287,500                 5.2
             Third.....................................................      319,700                11.2
             Fourth....................................................      340,900                 6.6

      2001 - First.....................................................      369,300                 8.3
             Second....................................................      403,300                 9.2

      The Company's production growth is being achieved almost exclusively through low-risk development drilling and is not contingent upon realizing the high energy prices received in recent periods. With an estimated inventory at June 30, 2001 of almost 3,000 undrilled locations (80% of which are in the Barnett) and adoption of a 20-rig program in the Barnett, the Company expects to exceed its previously announced 20% compounded annual growth target for natural gas production during the three-year period ending in 2003. Pilot tests are underway in the Barnett to study reduced well spacing (27 acre versus the current 55). If successful, the result could be future reserve additions and increases in the backlog of undrilled well locations.

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

      The Company's NGL production averaged a record 57,600 barrels per day in 2001's second quarter, pushed by increased Barnett volumes processed at the Bridgeport plant. For the first six months, the average was substantially lower at 50,300 because of an economic decision not to process gas at the Exxon Katy plant in January and February when natural gas costs exceeded the value of NGLs at that plant. NGL production is expected to exceed 60,000 barrels by year-end, assuming at least break-even processing margins at that time. For the full year, the previously revised 10% growth target should be achieved. This increase will be driven by the processing of growing Barnett Shale gas volumes at the Bridgeport plant where capacity will have more than doubled upon completion of a second expansion in September 2001. At that time, the Bridgeport plant should be capable of processing 430 MMcf of natural gas per day and producing 37,000 barrels of NGLs per day.

      Throughput of the Company's gas gathering systems averaged 898 MMcf per day in 2001's first half, up 165 MMcf (22.5%) from the comparable prior-year period. This increase was principally due to the handling of increased Barnett Shale production and the acquisition of Duke's 55% interest in the Texas Chalk systems effective March 31, 2000.

CAPITAL AND EXPLORATORY EXPENDITURES. The 2001 capital budget, which was originally set at $473.4 million, was increased in August to $685 million to provide for expanded activity levels and cost increases for the drilling and completing of wells. The revised budget includes 40 to 50 additional wells (including 20 in the Barnett) and further expansion of the North Texas gas services' infrastructure to handle the growing gas production volumes. This includes additional gas gathering capacity and initial costs for a third expansion of the Bridgeport plant that is to be completed by mid-2002. The following table compares budgeted capital and exploratory expenditures for 2001 with actual spending during the first quarter (in millions):



                                                Actual                       Revised Budget
                                   ----------------------------------     ---------------------
                                     First       Second        First       Second        Full
                                    Quarter     Quarter        Half         Half         Year
                                   --------     --------     --------     --------     --------
Exploration and production ...     $   95.2     $  120.6     $  215.8     $  271.7     $  487.5
Gas services .................         54.8         57.3        112.1         81.9        194.0
Corporate ....................           .6           .6          1.2          2.2          3.4
                                   --------     --------     --------     --------     --------
                                   $  150.6     $  178.5     $  329.1     $  355.8     $  684.9
                                   ========     ========     ========     ========     ========


FINANCING MATTERS. Cash provided by operating activities totaled $384.9 million during the first half of 2001. This (i) funded capital spending; (ii) allowed long-term debt to be paid down by $26.6 million, to $273.8 million; and (iii) increased cash and cash equivalents by $38 million to $61.5 million. Long-term debt (including current maturities) comprised 25.2% of total debt plus stockholders' equity at June 30, 2001, down from 32.6% at the beginning of the year. The Company expects to fund its increased capital spending over the remainder of 2001 primarily from operating cash flows and $50 million of mid-year cash balances. Based on current energy strip prices, debt at year-end is expected to approximate its level at the beginning of the year.

      The Company has a $250 million bank revolving credit facility and two bank money-market facilities totaling $45 million. At June 30, 2001, no borrowings were outstanding under these facilities. While the Company has no immediate plans to issue additional senior notes or to increase the size of its bank credit facility, it has the borrowing capacity to do so should business opportunities arise that require funding in excess of the amounts currently available.

DISCLOSURES ABOUT MARKET RISK. The Company's major market risk exposure involves prices for crude oil, natural gas and NGLs. Realized prices for these products are driven primarily by prevailing world crude oil prices and domestic natural gas prices. Such prices historically have been volatile (as shown by the table on page 12), and this is expected to continue. In general, a $1.00 change in the per-barrel price of oil, together with an equivalent change in the prices for natural gas and NGLs based on Btu content (16.7 cents for gas and 67 cents for NGLs), changes the Company's annual segment operating earnings and cash flows by approximately $35 million and its after-tax annual net earnings by almost $23 million (based on average operating levels and production volumes projected for the last half of 2001).

      The Company is partially hedged with respect to natural gas prices since besides being a seller it also purchases gas in connection with its gas processing operations (such purchases recently have approximated 25% of gas sales). Since it has this "physical" hedge, the Company rarely enters into financial hedging transactions to manage its exposure to price fluctuations. It does not hold or issue derivative instruments for trading purposes. The Company had no open hedge positions at June 30, 2001 or December 31, 2000.

      The Company's exposure to changing interest rates is limited since all of its outstanding debt at June 30, 2001 consisted of senior notes with fixed interest rates.

OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and six-month periods ended June 30, 2001 and 2000 follow:

                                                       Three Months                  Six Months
                                                  -----------------------     -----------------------
                                                     2001         2000          2001          2000
                                                  ---------     ---------     ---------     ---------
AVERAGE DAILY VOLUMES
Natural gas sales (Mcf) .....................       403,300       287,500       386,400       280,500
Crude oil and condensate sales (Bbls) .......         5,600         5,300         5,700         5,600
Natural gas liquids produced (Bbls) .........        57,600        51,600        50,300        51,100
Pipeline throughput (Mcf) ...................       937,000       785,000       898,000       733,000

AVERAGE SALES PRICES
Natural gas (per Mcf) .......................     $    4.56     $    3.65     $    5.66     $    3.28
Crude oil and condensate (per Bbl) ..........         25.51         27.52         26.42         27.21
Natural gas liquids produced (per Bbl) ......         19.49         19.65         21.72         20.41

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

      Net earnings for the six-month periods ended June 2001 and 2000 are summarized in the table which follows. The Company's net earnings for 2001's first half totaled $201.0 million, versus the $87.4 million ($83.5 million, excluding the effects of unusual items) of the comparable prior-year period. Higher natural gas volumes and prices were the principal reasons for the earnings increase.

      The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                                                        Segment
                                                                   Operating Earnings
                                                               ----------------------------
                                                               Exploration
                                                                   and             Gas                     Pretax       Net
                                                                Production       Services       Other*    Earnings    Earnings
                                                               ------------    ------------     ------    --------    --------

2000 AMOUNTS AFTER UNUSUAL ITEMS ...........................   $       87.3    $       73.5     $(27.2)   $  133.6    $   87.4
                                                               ------------    ------------     ------    --------    --------

ELIMINATE IMPACT OF 2000 UNUSUAL ITEMS
Gain from asset exchange ...................................             --            (4.9)        --        (4.9)       (3.2)
Water well litigation provision reversal ...................           (1.2)             --         --        (1.2)        (.7)
                                                               ------------    ------------     ------    --------    --------
                                                                       (1.2)           (4.9)        --        (6.1)       (3.9)
                                                               ------------    ------------     ------    --------    --------
2000 AMOUNTS BEFORE UNUSUAL ITEMS ..........................           86.1            68.6      (27.2)      127.5        83.5
                                                               ------------    ------------     ------    --------    --------

MAJOR INCREASES (DECREASES)
Increased natural gas sales volumes ........................           79.6              --         --        79.6        51.7
Higher natural gas sales price .............................          117.7              --         --       117.7        76.5
Increased exploratory well impairments ($4.6 versus $.9) ...           (3.7)             --         --        (3.7)       (2.4)
Price-related decrease in NGL margins ......................             --           (17.5)        --       (17.5)      (11.4)
Higher gas gathering and marketing margins .................             --            13.4         --        13.4         8.7
Increased operating expenses ...............................           (6.2)          (12.6)        --       (18.8)      (12.2)
Bonus unit expense accruals/reversals ......................            2.4             1.2        4.3         7.9         5.1
Reduction in interest expense incurred .....................             --              --        4.2         4.2         2.7
Stock market price related decreases in
   venture capital and Rabbi Trust earnings ................             --              --       (3.0)       (3.0)       (2.0)
Lower effective income tax rate ............................             --              --         --          --         3.1
Other, net .................................................           (2.2)            (.5)       (.8)       (3.5)       (2.3)
                                                               ------------    ------------     ------    --------    --------
                                                                      187.6           (16.0)       4.7       176.3       117.5
                                                               ------------    ------------     ------    --------    --------
2001 AMOUNTS ...............................................   $      273.7    $       52.6     $(22.5)   $  303.8    $  201.0
                                                               ============    ============     ======    ========    ========

----------
* Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings of $273.7 million were $187.6 million above those of the comparable prior-year period, principally due to higher natural gas sales volumes and prices.

INCREASED NATURAL GAS SALES VOLUMES ($79.6 MILLION INCREASE). Natural gas sales averaged 386.4 MMcf per day during the first six months, 37.8% above the 280.5 MMcf per day of the prior-year period, increasing segment operating earnings by $79.6 million. The volume increases were principally attributable to the ongoing drilling and rework programs in the Barnett Shale in North Texas and exploratory success and follow-up drilling in the Lake Creek, North Needville and Personville fields.

HIGHER NATURAL GAS SALES PRICE ($117.7 MILLION INCREASE). The Company's natural gas sales price averaged $5.66 per Mcf during the first half of 2001, $2.38 (72.6%) above the prior-year period's $3.28, increasing segment operating earnings by $117.7 million.

INCREASED OPERATING EXPENSES ($6.2 MILLION DECREASE). Exploration and Production operating expenses were $6.2 million higher during the first half of 2001 primarily because of the larger number of wells being operated and increased property taxes.


GAS SERVICES OVERVIEW

Exclusive of unusual items in the prior period, gas services segment operating earnings declined $16.0 million to $52.6 million in 2001's first half. While higher volumes and margins pushed natural gas gathering and marketing earnings $13.4 million higher, these were more than offset by price-related earnings reductions for gas processing operations ($17.5 million) and increased operating expenses ($12.6 million).

PRICE-RELATED DECREASE IN NGL MARGINS ($17.5 MILLION DECREASE). The average price for NGLs produced during the first six months of 2001 of $21.72 per barrel was 6% above the prior-year period's $20.41, improving NGL revenues by $8.8 million. However, because of the impact of higher natural gas and, to a lesser extent, NGL prices on producer settlements and gas shrinkage costs, feedstock costs rose by $26.3 million during the current period, resulting in a net $17.5 million price-related decrease in NGL margins.

HIGHER GAS GATHERING AND MARKETING MARGINS ($13.4 MILLION INCREASE). These activities generally benefit from increases in natural gas prices. Accordingly, margins were much higher in 2001's first half (even with the expiration of a favorably priced contract in March 2000), particularly during the first quarter when gas prices were very high. Margins also benefited from throughput growth, which occurred primarily because of the acquisition of a 55% interest in certain Texas Chalk systems on March 31, 2000 and growth in North Texas volumes resulting from ongoing increases in the Company's Barnett Shale natural gas production.

INCREASED OPERATING EXPENSES ($12.6 MILLION DECREASE). Gas Services operating expenses rose principally because of volume-related increases in North Texas and the above-mentioned acquisition of a 55% interest in the Texas Chalk systems on March 31, 2000. Also contributing to this were maintenance expenses incurred at the Bridgeport plant early in 2001 when an expansion train was tied-in.


OTHER

BONUS UNIT EXPENSE ACCRUALS/REVERSALS ($7.9 MILLION INCREASE). Bonus unit expense accrual reversals during the first six months of 2001 totaled $4.1 million compared with expense accruals of $3.8 million during the comparable period of the prior year, improving pretax earnings by $7.9 million. The accrual reversals resulted from a decline in the price of the Company's common stock to $46.60 at June 30, 2001 from $61.25 at December 31, 2000. Last year's prices at the comparable dates were $32.13 and $21.56, respectively.

REDUCTION IN INTEREST EXPENSE INCURRED ($4.2 MILLION INCREASE). This favorable variance was primarily due to a lower average debt balance during the first six months of 2001 ($296.5 million versus $355.9 million) and the termination in December 2000 of an accounts receivable sales program.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001
COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

      Net earnings for the three-month periods ended June 2001 and 2000 are summarized in the table which follows. The Company's net earnings for 2001's second quarter were $78.0 million, versus the $44.2 million of the comparable prior-year period. Higher natural gas volumes and prices were the principal causes of the quarter-to-quarter earnings increase.

      The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):

                                                                          Segment
                                                                    Operating Earnings
                                                               ----------------------------
                                                               Exploration
                                                                   and             Gas                      Pretax         Net
                                                                Production       Services      Other*      Earnings      Earnings
                                                               ------------    ------------    ------    ------------    --------

2000 AMOUNTS ...............................................   $       51.5    $       33.1    $(15.8)   $       68.8    $   44.2
                                                               ------------    ------------    ------    ------------    --------

MAJOR INCREASES (DECREASES)
Increased natural gas sales volumes ........................           33.9              --        --            33.9        22.0
Higher natural gas sales price .............................           23.2              --        --            23.2        15.1
Increased exploratory well impairments ($2.4 versus $.9) ...           (1.5)             --        --            (1.5)       (1.0)
Price-related decrease in NGL margins ......................             --            (6.8)       --            (6.8)       (4.4)
Higher NGL production volumes ..............................             --             3.6        --             3.6         2.3
Increased operating expenses (see page 17) .................           (2.7)           (4.5)       --            (7.2)       (4.7)
Equity in earnings of MTBE partnership .....................             --            (3.3)       --            (3.3)       (2.1)
Bonus unit expense accruals/reversals ......................            1.7              .7       2.9             5.3         3.4
Reduction in interest expense incurred .....................             --              --       1.9             1.9         1.2
Increased capitalized interest .............................             --              --       1.1             1.1          .7
Lower effective income tax rate ............................             --              --        --              --         2.6
Other, net .................................................           (1.5)           (1.6)      1.1            (2.0)       (1.3)
                                                               ------------    ------------    ------    ------------    --------
                                                                       53.1           (11.9)      7.0            48.2        33.8
                                                               ------------    ------------    ------    ------------    --------
2001 AMOUNTS ...............................................   $      104.6    $       21.2    $ (8.8)   $      117.0    $   78.0
                                                               ============    ============    ======    ============    ========

----------
* Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Exploration and production segment operating earnings for the second quarter of 2001 of $104.6 million were $53.1 million above those of the prior year's comparable period principally due to higher natural gas sales volumes and prices.

HIGHER NATURAL GAS SALES VOLUMES ($33.9 MILLION INCREASE). Natural gas sales averaged 403.3 MMcf per day during 2001's second quarter, 40.3% above the 287.5 MMcf of the comparable prior-year period, increasing operating earnings by $33.9 million.

HIGHER NATURAL GAS SALES PRICE ($23.2 MILLION INCREASE). During the second quarter of 2001, the Company's natural gas sales price averaged $4.56 per Mcf, $.91 (24.9%) above the prior period's $3.65, increasing operating earnings by $23.2 million.

GAS SERVICES OVERVIEW

Gas services segment operating earnings during 2001's second quarter of $21.2 million were $11.9 million below the $33.1 million earned in the prior-year period. Price-related decreases in NGL margins, volume-related increases in operating expenses and lower earnings from the Company's equity interest in an MTBE partnership were the primary causes of this decline. These unfavorable variances were offset somewhat by higher NGL production volumes.

PRICE-RELATED DECREASE IN NGL MARGINS ($6.8 MILLION DECREASE). The average price for NGLs produced during the current quarter of $19.49 per barrel was slightly below the $19.65 of the comparable prior-year quarter, reducing NGL revenues by $0.9 million. The impact of higher natural gas prices during the current period on producer settlement and gas shrinkage costs increased feedstock costs by $5.9 million, resulting in a $6.8 million price-related decrease in NGL margins.

HIGHER NGL PRODUCTION VOLUMES ($3.6 MILLION INCREASE). NGL production volumes averaged 57,600 barrels per day during 2001's second quarter, up 11.6% above the corresponding prior-year period, increasing operating earnings by $3.6 million. The volume growth, which occurred primarily at the Company's Bridgeport plant, was principally the result of continuing increases in Barnett Shale natural gas production.

EQUITY IN EARNINGS OF MTBE PARTNERSHIP ($3.3 MILLION DECREASE). This variance occurred because of substantially lower margins in 2001 that resulted primarily from sharply lower average sales prices for MTBE.


OTHER

BONUS UNIT EXPENSE ACCRUALS/REVERSALS ($5.3 MILLION INCREASE). Bonus unit expense accrual reversals during the second quarter of 2001 totaled $1.8 million compared with $3.5 million of expense accruals during the comparable prior year period, increasing pretax earnings by $5.3 million. The accrual reversals resulted from a decline in the price of the Company's common stock to $46.60 per share at June 30, 2001 from $52.50 at March 31, 2001. The stock price rose from $22.00 to $32.13 during the prior-year quarter.

REDUCTION IN INTEREST EXPENSE INCURRED ($1.9 MILLION INCREASE). The $1.9 million decrease in interest expense was primarily due to a lower average debt balance during the second quarter ($282.3 million versus $334.2) and the December 2000 termination of an accounts receivable sales program.

                           Part II - Other Information




ITEM 1. LEGAL PROCEEDINGS

No material legal proceedings were pending at June 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders of Mitchell Energy & Development Corp. was held on May 9, 2001 for the purpose of electing a Board of nine directors and to consider and act upon a proposal to appoint independent public accountants. Proxies for the meeting were solicited pursuant to Section 14A of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Company's solicitation.

      Each of the following nominees for the Board of Directors was elected by the stockholders for a term commencing May 9, 2001 and continuing until the Company's next annual meeting of stockholders. The vote was as follows:

                                                      Shares         Shares
                                                     Voted For      Withheld
                                                   -------------   ---------

           Robert W. Baldwin....................     47,723,791      264,032
           Bernard F. Clark.....................     47,729,676      258,127
           Charles J. DiBona....................     47,747,369      240,454
           William D. Eberle....................     47,753,655      234,168
           Shaker A. Khayatt....................     43,414,586    4,573,237
           George P. Mitchell...................     47,602,651      385,172
           J. Todd Mitchell.....................     44,867,031    3,120,792
           M. Kent Mitchell.....................     44,838,465    3,149,358
           W. D. Stevens........................     44,784,561    3,203,262

      Stockholders also approved the appointment of Arthur Andersen LLP, independent public accountants, to examine the accounts of the Company for the year ending December 31, 2001. The vote was as follows:

                                                                     Per-
                                                     Number          cent
                                                   ----------       ------

           Shares voted "for"...................   47,932,828        99.89
           Shares voted "against"...............       41,533          .09
           Shares abstaining....................       13,462          .02
                                                   ----------       ------
                                                   47,987,823        100.0
                                                   ==========       ======


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      No exhibits are filed with this report.

(b) No reports were filed on Form 8-K by Mitchell Energy & Development Corp. during the three-month period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    MITCHELL ENERGY & DEVELOPMENT CORP.
                                    (Registrant)




Dated: August 8, 2001               By /s/ Philip S. Smith
                                       -----------------------------------------
                                       Philip S. Smith
                                       Senior Vice President - Administration
                                       and Chief Financial Officer