Form 10-Q
period 2001-09-30
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2001-11-13
CIK 311995

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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


    Shares of common stock outstanding at October 31, 2001........50,234,070

================================================================================

                                      INDEX



                                                                                                 Page
Part I - Financial Information                                                                 Number
                                                                                               ------

      Item 1.  Financial Statements
         Representation......................................................................       1

         Consolidated Balance Sheets.........................................................       2

         Unaudited Consolidated Statements of Earnings.......................................       3

         Unaudited Consolidated Statement of Stockholders' Equity............................       4

         Unaudited Condensed Consolidated Statements of Cash Flows...........................       5

         Notes to Unaudited Consolidated Financial Statements................................       6

      Item 2.  Management's Discussion and Analysis of
         Financial Position and Results of Operations........................................      12


Part II - Other Information

      Item 1.  Legal Proceedings.............................................................      20

      Item 6.  Exhibits and Reports on Form 8-K..............................................      20











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

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)



                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                    2001                   2000
                                                                                ---------------      ---------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .................................................     $        24,398      $        23,451
Trade receivables .........................................................             107,275              221,946
Inventories ...............................................................              25,218               17,636
Federal income taxes receivable ...........................................              24,224                   --
Other .....................................................................               6,309                5,198
                                                                                ---------------      ---------------

     Total current assets .................................................             187,424              268,231
                                                                                ---------------      ---------------
PROPERTY, PLANT AND EQUIPMENT, at cost less accumulated depreciation, depletion and amortization of $1,705,397 and $1,559,427
Exploration and production
  Oil and gas properties ..................................................             995,602              795,682
  Support equipment and facilities ........................................              13,662               12,874
Gas services (including investments in equity partnerships) (Note 3)
  Natural gas processing ..................................................             164,548              117,975
  Natural gas gathering and marketing .....................................             283,493              190,569
  Other ...................................................................              86,864               86,077
Corporate .................................................................               3,002                2,828
                                                                                ---------------      ---------------
                                                                                      1,547,171            1,206,005
                                                                                ---------------      ---------------

LONG-TERM INVESTMENTS AND OTHER ASSETS ....................................              47,111               45,529
                                                                                ---------------      ---------------
                                                                                $     1,781,706      $     1,519,765
                                                                                ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt (Note 4) .............................     $        62,920      $            --
Oil and gas proceeds payable ..............................................             104,286              166,221
Accounts payable ..........................................................              98,436               79,248
Accrued liabilities .......................................................              61,934               58,670
                                                                                ---------------      ---------------
     Total current liabilities ............................................             327,576              304,139
                                                                                ---------------      ---------------
LONG-TERM DEBT (Note 4) ...................................................             270,855              300,342
                                                                                ---------------      ---------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes .....................................................             263,037              203,919
Retirement obligations ....................................................              73,275               71,733
Other .....................................................................              22,239               19,446
                                                                                ---------------      ---------------
                                                                                        358,551              295,098
                                                                                ---------------      ---------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 10)
Preferred stock, $.10 par value (authorized 10,000,000 shares; none issued)
Common stock, $.10 par value (authorized 200,000,000 shares) ..............               5,386                5,386
Additional paid-in capital ................................................             152,479              148,154
Retained earnings .........................................................             756,704              565,132
Other comprehensive loss ..................................................              (8,896)              (8,896)
Treasury stock, at cost ...................................................             (80,949)             (89,590)
                                                                                ---------------      ---------------
                                                                                        824,724              620,186
                                                                                ---------------      ---------------
                                                                                $     1,781,706      $     1,519,765
                                                                                ===============      ===============


------------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per-share amounts)





                                                                         Three Months                      Nine Months
                                                                      Ended September 30               Ended September 30
                                                                 ---------------------------      ----------------------------
                                                                    2001            2000            2001             2000
                                                                 -----------     -----------      -----------      -----------
REVENUES
Exploration and production .................................     $   125,683     $   147,460      $   548,960      $   343,119
Gas services (including a gain of $4,884 from
   an asset exchange in 2000's first quarter) (Note 3) .....         230,604         298,630          948,517          778,242
                                                                 -----------     -----------      -----------      -----------
                                                                     356,287         446,090        1,497,477        1,121,361
                                                                 -----------     -----------      -----------      -----------

OPERATING COSTS AND EXPENSES
Exploration and production (including a proved property
   impairment charge of $26,029 in 2001's third quarter
   and a litigation provision reversal of $1,200 in
   2000's first quarter) (Note 9) ..........................         107,119          63,254          256,680          171,658
Gas services ...............................................         219,490         264,937          884,856          671,008
                                                                 -----------     -----------      -----------      -----------
                                                                     326,609         328,191        1,141,536          842,666
                                                                 -----------     -----------      -----------      -----------


SEGMENT OPERATING EARNINGS (Note 9) ........................          29,678         117,899          355,941          278,695
General and administrative expense .........................          10,804          12,758           24,789           29,193
                                                                 -----------     -----------      -----------      -----------
TOTAL OPERATING EARNINGS ...................................          18,874         105,141          331,152          249,502
                                                                 -----------     -----------      -----------      -----------


OTHER EXPENSE
Interest expense ...........................................           5,676           7,139           16,544           22,191
Other (income) expense, net ................................              32          (4,195)          (2,340)          (8,442)
                                                                 -----------     -----------      -----------      -----------
                                                                       5,708           2,944           14,204           13,749
                                                                 -----------     -----------      -----------      -----------


EARNINGS BEFORE INCOME TAXES ...............................          13,166         102,197          316,948          235,753

INCOME TAXES (net of $6,293 reversal of prior
   years' deferred taxes in the 2000 periods) (Note 5) .....           2,687          27,775          105,517           73,910
                                                                 -----------     -----------      -----------      -----------
NET EARNINGS ...............................................     $    10,479     $    74,422      $   211,431      $   161,843
                                                                 ===========     ===========      ===========      ===========



NET EARNINGS PER SHARE (Note 7)
Basic ......................................................     $       .21     $      1.51      $      4.24      $      3.29
Diluted ....................................................             .21            1.48             4.15             3.25


AVERAGE COMMON SHARES OUTSTANDING
Basic ......................................................          50,019          49,296           49,904           49,207
Diluted ....................................................          50,909          50,280           50,893           49,809



----------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2001
                          (dollar amounts in thousands)



                                                                                                          Other
                                                                           Additional                    Compre-
                                                              Common        Paid-in      Retained        hensive       Treasury
DOLLAR AMOUNTS                                  Total          Stock        Capital      Earnings         Loss           Stock
                                              ---------      ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 2000 .................  $ 620,186      $   5,386     $ 148,154     $ 565,132      $  (8,896)     $ (89,590)
Net earnings ...............................    211,431             --            --       211,431             --             --
Cash dividends (39.75 cents per share) .....    (19,859)            --            --       (19,859)            --             --

Exercises of stock options .................     12,966             --         4,325            --             --          8,641
                                              ---------      ---------     ---------     ---------      ---------      ---------

BALANCE, SEPTEMBER 30, 2001 ................  $ 824,724      $   5,386     $ 152,479     $ 756,704      $  (8,896)     $ (80,949)
                                              =========      =========     =========     =========      =========      =========







                                                          Common
                                                           Stock            Treasury            Shares
SHARE AMOUNTS                                             Issued             Stock           Outstanding
                                                       -------------     -------------      -------------

BALANCE, DECEMBER 31, 2000 .......................        53,856,140         4,059,927         49,796,213
Exercises of stock options .......................                --          (391,552)           391,552
                                                       -------------     -------------      -------------

BALANCE, SEPTEMBER 30, 2001 ......................        53,856,140         3,668,375         50,187,765
                                                       =============     =============      =============


----------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                ------------------------------
                                                                                  2001               2000
                                                                                ------------      ------------

OPERATING ACTIVITIES
Net earnings ..............................................................     $    211,431      $    161,843
Adjustments to reconcile net earnings to
   cash provided by operating activities
      Depreciation, depletion and amortization (including
         proved property impairment of $26,029 in 2001) ...................          169,290           105,290
      Deferred income taxes ...............................................           64,070            30,157
      Exploratory well impairments ........................................            7,229             2,486
      Distributions in excess of (less than) earnings of equity investees .             (362)            1,641
      Gain from disposition of property, plant and equipment ..............               --            (4,884)
      Water well litigation provision reversal ............................               --            (1,200)
      Other, net ..........................................................            5,380            (5,772)
                                                                                ------------      ------------

                                                                                     457,038           289,561
      Changes in operating assets and liabilities .........................           26,053           (15,490)
                                                                                ------------      ------------
      Cash provided by operating activities ...............................          483,091           274,071
                                                                                ------------      ------------

INVESTING ACTIVITIES
Capital and exploratory expenditures ......................................         (527,139)         (214,433)
Adjustment to cash basis ..................................................           17,783            20,548
Exploration expenses also deducted from earnings ..........................            5,985             5,785
                                                                                ------------      ------------
   Cash basis capital and exploratory expenditures ........................         (503,371)         (188,100)
Proceeds from disposition of property, plant and equipment ................               --            15,763
Other, net ................................................................             (410)              896
                                                                                ------------      ------------
      Cash used for investing activities ..................................         (503,781)         (171,441)
                                                                                ------------      ------------

FINANCING ACTIVITIES
Debt repayments ...........................................................          (26,567)          (78,925)
Proceeds from issuance of debt ............................................           60,000                --
Cash dividends (including special dividends of $12,311 in 2000) ...........          (19,810)          (31,295)
Proceeds from stock option exercises ......................................            8,014             7,775
Treasury stock purchases ..................................................               --            (2,768)
                                                                                ------------      ------------
      Cash used for financing activities ..................................           21,637          (105,213)
                                                                                ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................              947            (2,583)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................           23,451            24,024
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................     $     24,398      $     21,441
                                                                                ============      ============

----------
The accompanying notes are an integral part of these financial statements.

              MITCHELL ENERGY & DEVELOPMENT CORP. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001





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

      The Company's exploration and production activities are accounted for using the "successful efforts" method. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is determined that an asset's estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge is recorded to reduce the carrying amount for that asset to its estimated fair value. Impairment assessments for proved oil and gas properties are made on a field-by-field basis. Charges for such impairments, which are included in DD&A expense, totaled $26,029,000 (see Note 9) and none during the nine-month periods ended September 30, 2001 and 2000.

      Supplemental cash flow information. Short-term investments with maturities of three months or less are considered to be cash equivalents. The reported amounts for proceeds from issuance of debt and debt repayments exclude the impact of borrowings with initial terms of three months or less. Excluding amounts capitalized of $5,847,000 and $1,756,000 respectively, interest paid totaled $22,032,000 and $28,076,000 during the nine- month periods ended September 30, 2001 and 2000. Income taxes paid during the nine-month periods ended September 30, 2001 and 2000 totaled $64,278,000 and $39,135,000. Other than the asset exchange discussed in Note 3, there were no significant non-cash investing or financing activities during the nine-month periods ended September 30, 2001 and 2000.

(2)   DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not hold or issue derivative financial instruments for trading purposes, and it had no open hedge positions at September 30, 2001 or December 31, 2000. As a result, the Company's adoption effective January 1, 2001 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," had no significant impact on its financial statements.

(3)   GAS SERVICES PARTNERSHIP INVESTMENTS

A summary of the Company's net investments in partnerships at September 30, 2001 and December 31, 2000 and its equity in their pretax earnings for the nine-month periods ended September 30, 2001 and 2000 follows (in thousands):



                                                                                                               Equity in
                                                                       Net Investment                      Pretax Earnings
                                                                ------------------------------      ------------------------------
                                                     Percent    September 30,     December 31,     September 30,      September 30,
                                                      Owned         2001              2000              2001              2000
                                                     -------    ------------      ------------      ------------      ------------

NATURAL GAS PROCESSING
C&L Processors Partnership (C&L) .................        50*   $         --      $         --      $         --      $        724
U.P. Bryan Plant .................................        45*             --                --                --             4,640
                                                                ------------      ------------      ------------      ------------
                                                                          --                --                --             5,364
                                                                ------------      ------------      ------------      ------------

GAS GATHERING AND MARKETING
Austin Chalk Natural Gas
   Marketing Services (Austin Chalk) .............        45*             --                --                --                 3
Ferguson-Burleson County Gas Gathering System
   (Ferguson-Burleson) ...........................        45*             --                --                --               110
Louisiana Chalk Gathering System .................        50           3,969             4,217              (248)             (771)
Others ...........................................                       326               408               (82)              132
                                                                ------------      ------------      ------------      ------------
                                                                       4,295             4,625              (330)             (526)
                                                                ------------      ------------      ------------      ------------
OTHER
Belvieu Environmental Fuels (BEF) ................     33.33          57,485            56,254             6,077            12,704
Gulf Coast Fractionators .........................     38.75          28,012            28,375             1,574             2,243
                                                                ------------      ------------      ------------      ------------
                                                                      85,497            84,629             7,651            14,947
                                                                ------------      ------------      ------------      ------------
                                                                $     89,792      $     89,254      $      7,321      $     19,785
                                                                ============      ============      ============      ============


-----------

* Prior to the asset exchange on March 31, 2000.

For the applicable periods, the Company's net investment in these entities is reported as property, plant and equipment in the consolidated balance sheets and its equity in their pretax earnings is reported as revenues in the consolidated statements of earnings, each under the gas services caption.

      On March 31, 2000, the Company exchanged its share of the gathering and processing assets of C&L (non-operated Oklahoma facilities having a net book value of $26,946,000) for Duke Energy Field Services, Inc.'s share of the Company-operated gathering and processing assets of the U.P. Bryan Plant, Austin Chalk and Ferguson-Burleson partnerships and $11,666,000 in cash. Each of the four partnerships distributed all of their operating assets to their partners prior to the exchange and ceased operations. A gain of $4,884,000 was recognized in connection with the exchange. The results of the U.P. Bryan Plant, Austin Chalk and Ferguson- Burleson partnerships began being reported in the Company's consolidated results effective April 1, 2000.

      For the applicable periods during which the Company held partnership interests in the above-listed entities, summarized earnings information (on a 100% basis) for these entities for the three- and nine-month periods ended September 30, 2001 and 2000 follows (in thousands):


                                        Three Months               Nine Months
                                   ---------------------     ---------------------
                                     2001         2000         2001         2000
                                   --------     --------     --------     --------

Revenues .....................     $ 63,057     $ 88,873     $199,661     $326,753
Operating earnings ...........        3,082        7,855       21,077       54,616
Pretax earnings ..............        3,363        8,162       21,731       55,081

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

(4)   LONG-TERM DEBT
The Company's debt agreements include unsecured parent company senior notes, the proceeds of which have been advanced to the operating subsidiaries, and bank revolving credit and money market facilities. A summary of outstanding debt at September 30, 2001 and December 31, 2000 follows (in thousands):


                                                                   September 30        December 31
                                                                 ---------------     ---------------

Unsecured senior notes
  9 1/4%, due January 15, 2002 .............................     $        62,920     $        64,267
  6 3/4%, due February 15, 2004 ............................             210,855             236,075
Committed bank revolving credit agreement, unsecured .......              60,000                  --
                                                                 ---------------     ---------------
                                                                         333,775             300,342
Less - current maturities ..................................              62,920                  --
                                                                 ---------------     ---------------
                                                                 $       270,855     $       300,342
                                                                 ===============     ===============


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

      The bank revolving credit agreement contains certain restrictions which, among other things, limit the payment of dividends by requiring consolidated tangible net worth, as defined, to equal at least $275,000,000 and require the maintenance of a specified consolidated leverage ratio based on earnings before interest, taxes and DD&A and excluding extraordinary, unusual, non-recurring and non-cash charges and credits. Retained earnings available for the payment of cash dividends totaled $548,843,000 at September 30, 2001.

(5) INCOME TAXES

Income taxes for the nine-month periods ended September 30, 2001 and 2000 consisted of the following (in thousands):


                                                                   2001         2000
                                                                 --------     --------

Current  - Federal .........................................     $ 41,389     $ 43,467
           State ...........................................           58          286
                                                                 --------     --------
                                                                   41,447       43,753
                                                                 --------     --------

Deferred - Federal .........................................       63,908       36,191
           State ...........................................          162          259
           Reversal of prior years' state taxes, net
              of deferred Federal impact of $3,388 .........           --       (6,293)
                                                                 --------     --------
                                                                   64,070       30,157
                                                                 --------     --------
                                                                 $105,517     $ 73,910
                                                                 ========     ========

The prior-year tax reversal of $6,293,000 in 2000 related to a legal reorganization of the Company's exploration and production operations that allowed certain previously provided deferred state income taxes to be reversed.

      Estimated annual tax rates of 33.29% and 34.02% (excluding the impact of the reversal discussed above), respectively, were used in computing the income tax provisions for the nine-month periods ended September 30, 2001 and 2000. Those rates were lower than the 35% statutory Federal income tax rate principally because of Section 29 Federal tax credits (under current law such credits are only available through 2002).

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

(7) EARNINGS PER SHARE

The following table reconciles the weighted average shares outstanding used in the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2001 and 2000 (in thousands):


                                               Three Months            Nine Months
                                             -----------------     -----------------
                                              2001       2000       2001       2000
                                             ------     ------     ------     ------

Used in basic computations .............     50,019     49,296     49,904     49,207
Dilutive effect of stock options .......        890        984        989        602
                                             ------     ------     ------     ------

Used in diluted computations ...........     50,909     50,280     50,893     49,809
                                             ======     ======     ======     ======


Excluded from these computations because their effect would have been antidilutive during the three- and nine-month periods ended September 30, 2001 were stock options covering 459,750 shares.

(8) STOCK OPTIONS AND BONUS UNITS

On May 9, 2001, stock options covering 459,750 shares and 354,200 bonus units were issued to employees by the Company at option/floor prices of $54.00. Like previous grants, these awards vest in three equal annual installments and have ten-year lives. At closing of the merger discussed in Note 10, all outstanding stock options and bonus units are to fully vest and be converted into options to purchase the acquirer's common stock and bonus units redeemable for cash based on the market price of the acquirer's common stock. The number of outstanding options and bonus units will be multiplied by 1.20 and their exercise/floor prices will be divided by 1.20 as part of the conversion.

(9) SEGMENT INFORMATION

Selected industry segment data for the indicated periods follows (in thousands):


                                                                Inter-       Segment        Total                        Capital
                                                  Outside      segment      Operating     Operating                      Expendi-
                                                 Revenues      Revenues      Earnings      Earnings          DD&A        tures(a)
                                               ------------  ------------  ------------  ------------     -----------  ------------

NINE MONTHS ENDED SEPTEMBER 30, 2001
EXPLORATION AND PRODUCTION
Operations ..................................  $    548,960  $         --  $    318,309  $    310,602     $   118,641  $    359,915
Proved property impairment ..................            --            --       (26,029)      (26,029)         26,029            --
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                                    548,960            --       292,280       284,573         144,670       359,915
                                               ------------  ------------  ------------  ------------     -----------  ------------

GAS SERVICES
Natural gas processing ......................       492,305       251,534        32,569        30,005           6,291        54,421
Natural gas gathering and marketing .........       448,561       661,524        23,969        21,035          17,355       111,040
Other .......................................         7,651            --         7,123         6,903              81           176
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                                    948,517       913,058        63,661        57,943          23,727       165,637
                                               ------------  ------------  ------------  ------------     -----------  ------------

CORPORATE ...................................            --            --            --       (11,364)(b)         893         1,587
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                               $  1,497,477  $    913,058  $    355,941  $    331,152     $   169,290  $    527,139
                                               ============  ============  ============  ============     ===========  ============

NINE MONTHS ENDED SEPTEMBER 30, 2000
EXPLORATION AND PRODUCTION
Operations ..................................  $    343,119  $         --  $    170,261  $    163,272     $    85,512  $    166,794
Water well litigation provision reversal ....            --            --         1,200         1,200              --            --
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                                    343,119            --       171,461       164,472          85,512       166,794
                                               ------------  ------------  ------------  ------------     -----------  ------------
GAS SERVICES
Natural gas processing ......................       475,994       148,493        64,179        61,924           4,813        17,016
Natural gas gathering and marketing .........       282,407       389,760        23,785        21,237          13,632        28,142
Other .......................................        14,957            --        14,386        14,198              80         1,763
Gain from asset exchange (Note 3) ...........         4,884            --         4,884         4,884              --            --
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                                    778,242       538,253       107,234       102,243          18,525        46,921
                                               ------------  ------------  ------------  ------------     -----------  ------------

CORPORATE ...................................            --            --            --       (17,213)(b)       1,253           718
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                               $  1,121,361  $    538,253  $    278,695  $    249,502     $   105,290  $    214,433
                                               ============  ============  ============  ============     ===========  ============

THREE MONTHS ENDED SEPTEMBER 30, 2001
EXPLORATION AND PRODUCTION
Operations ..................................  $    125,683  $         --  $     44,593  $     42,046     $    43,640  $    144,129
Proved property impairment ..................            --            --       (26,029)      (26,029)         26,029            --
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                                    125,683            --        18,564        16,017          69,669       144,129
                                               ------------  ------------  ------------  ------------     -----------  ------------

GAS SERVICES
Natural gas processing ......................       135,143        60,456         4,888         4,063           2,289        15,530
Natural gas gathering and marketing .........        94,212       150,968         5,145         4,164           7,104        37,941
Other .......................................         1,249            --         1,081         1,009              27            71
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                                    230,604       211,424        11,114         9,236           9,420        53,542
                                               ------------  ------------  ------------  ------------     -----------  ------------

CORPORATE ...................................            --            --            --        (6,379)(b)         257           389
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                               $    356,287  $    211,424  $     29,678  $     18,874     $    79,346  $    198,060
                                               ============  ============  ============  ============     ===========  ============

THREE MONTHS ENDED SEPTEMBER 30, 2000
EXPLORATION AND PRODUCTION ..................  $    147,460  $         --  $     84,206  $     81,820     $    30,211  $     69,997
                                               ------------  ------------  ------------  ------------     -----------  ------------

GAS SERVICES
Natural gas processing ......................       170,972        65,686        19,732        19,037           1,593        11,715
Natural gas gathering and marketing .........       124,365       172,288        10,867        10,054           4,835        14,003
Other .......................................         3,293            --         3,094         3,043              27         1,594
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                                    298,630       237,974        33,693        32,134           6,455        27,312
                                               ------------  ------------  ------------  ------------     -----------  ------------

CORPORATE ...................................            --            --            --        (8,813)(b)         389           485
                                               ------------  ------------  ------------  ------------     -----------  ------------
                                               $    446,090  $    237,974  $    117,899  $    105,141     $    37,055  $     97,794
                                               ============  ============  ============  ============     ===========  ============


-------------------

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

      During September 2001, the Company recorded an impairment charge of $26,029,000 to reduce the carrying value of a gas field to its estimated fair value (the present value of its estimated future net cash flows). The impairment was primarily the result of recent sharp declines in natural gas prices.

      After entering into a defense cost reimbursement agreement with an insurance carrier during January 2000, a water well litigation provision reversal of $1,200,000 was recorded during the first quarter of 2000.

(10)  MERGER AGREEMENT

In August 2001, an agreement was executed pursuant to which Devon Energy Corporation (Devon) would acquire the Company for cash and stock. Shareholders of the Company are to receive $31.00 cash and 0.585 of a share of Devon common stock for each of the Company's shares they own. The board of directors of each company has approved the merger. George P. Mitchell, the Company's principal stockholder, and his wife have agreed to vote their shares (approximately 45% of the Company's outstanding stock) in favor of the acquisition by Devon. It is expected that closing of the transaction will occur around year end.

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

LIQUIDITY AND CAPITAL RESOURCES

For the eighth consecutive quarter, a new natural gas sales volume record was set by the Company. In spite of this, earnings in 2001's third quarter were well below those of the previous quarter and the prior year's comparable quarter because of sharp declines in prices for natural gas and NGLs and, to a lesser extent, crude oil and condensate. After a non-cash impairment charge that reduced net earnings by $16.9 million, third quarter earnings of $10.5 million ($.21 per diluted share) were down from the $74.4 million ($1.48 per diluted share) of the comparable prior-year period, which included a $6.3 million reversal of prior years' deferred income taxes. Excluding the unusual items, third quarter net earnings were $27.4 million ($.54 per share) in 2001 versus $68.1 million ($1.35 per share) in 2000.

      While the Company's earnings and cash flows are affected by many factors, energy prices are clearly one of the most significant. The following table shows the Company's quarterly average sales prices for the first three quarters of 2001 and the two prior years:


                                                                 Crude Oil and
                             Natural Gas (per Mcf)*            Condensate (per Bbl)                  NGLs (per Bbl)
                         ----------------------------      ----------------------------      -----------------------------
                          2001       2000       1999        2001      2000        1999        2001        2000       1999
                         ------     ------     ------      ------    ------      ------      ------      ------     ------

First quarter...........  $6.87     $2.89       $1.79      $27.32    $26.93      $11.06      $24.76     $21.19     $  9.55
Second quarter..........   4.56      3.65        2.25       25.51     27.52       15.46       19.49      19.65       12.56
Third quarter...........   2.94      4.50        2.79       24.89     30.29       19.67       15.67      22.20       16.36
Fourth quarter..........             5.52        2.82                 30.21       22.91                  25.26       17.39
Calendar  year..........             4.23        2.42                 28.70       17.17                  21.97       14.20

* The Company's average natural gas prices are determined by dividing its reported natural gas revenues by wet gas volumes. Reported gas revenues include proceeds received from sales of gas plus leasehold reimbursements from processors (including the Company) for gas that is converted to NGLs.

During 1998, oil and NGL prices were at low points not seen since 1986 because of rising worldwide oil production during a period of relatively weak demand and unusually high inventory levels. OPEC and other countries adopted lower oil production targets during 1999, and as a result excess inventories were worked down and prices for oil and NGLs rose steadily. This strengthening continued in 2000, and the Company's average prices in the fourth quarter exceeded $30.00 per barrel for oil and $25.00 per barrel for NGLs. In response to an economic slowdown in the United States, demand for and prices of oil and NGLs have fallen during 2001.

      After beginning the year at extremely low levels, natural gas prices moved upward during 1999. Due to reduced deliverability, low storage levels and strong demand, gas prices strengthened considerably in 2000, rising to the $10.00 per Mcf level late in December 2000. After averaging $9.42 per Mcf in January 2001, the Company's average natural gas sales price fell to $6.03 per Mcf in February and $5.13 in March resulting in an average first quarter price of $6.87 per Mcf. Prices continued to fall in the second and third quarters because of small increases in supply and decreases in demand resulting from the economic downturn mentioned in the previous paragraph. These factors combined to rebuild natural gas inventories and push prices lower.

      The Company has major ongoing development drilling and well recompletion programs in the Barnett Shale area of North Texas. These programs, which benefit from the use of light sand fracture technology, have significantly expanded the economically developable area. As a result of this and other successful development drilling, the Company added 580 Bcfe to its gas and oil reserves in June 2001. At June 30, 2001, estimated proved reserves were 38% higher than at the beginning of the year. Primarily because of its success in the Barnett, the Company's natural gas sales have risen sharply in recent periods. Such sales averaged a record 419.5 MMcf per day in 2001's third quarter, 31.2% and 4.0%, respectively, above the levels achieved during last year's third quarter and this year's second quarter. The Company expects to drill approximately 300 wells in the Barnett in 2001, up from 142 in 2000 and 66 in 1999. Eighteen rigs are working in the Barnett, a level that the Company now expects to maintain rather than expanding to the previously announced 20-rig program. The table which follows shows the Company's quarterly natural gas sales volumes over the past eight quarters and the quarter-to-quarter percentage growth in such sales:


                                                                          Sales            Percentage
                                                                       (Mcf per day)         Growth
                                                                       -------------       ----------

      1999 - Fourth................................................      261,300               12.7
      2000 - First.................................................      273,400                4.6
             Second................................................      287,500                5.2
             Third.................................................      319,700               11.2
             Fourth................................................      340,900                6.6
      2001 - First.................................................      369,300                8.3
             Second................................................      403,300                9.2
             Third.................................................      419,500                4.0

      The Company's production growth is being achieved almost exclusively through low-risk development drilling which is economic even at the recent low energy prices. With an estimated inventory at June 30, 2001 of almost 3,000 undrilled locations (80% of which are in the Barnett) and an ongoing 18-rig program in the Barnett, the Company expects to exceed its previously announced 20% compounded annual growth target for natural gas production during the three-year period ending in 2003. This growth can be achieved from currently booked proved reserves. Pilot tests are underway in the Barnett to study reduced well spacing (27 acre versus the current 55). If successful, the result would be an increase in the backlog of undrilled well locations.

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

      The Company's NGL production averaged 55,500 barrels per day in 2001's third quarter. The nine-month average was substantially lower at 52,000 because of an economic decision not to process gas at the Exxon Katy plant in January and February when natural gas costs exceeded the value of NGLs at that plant. After completion of a second expansion in September 2001, the Bridgeport plant is now capable of processing 430 MMcf of natural gas per day and producing 37,000 barrels of NGLs per day. With the Bridgeport expansion on line, the Company's total NGL production averaged 61,500 barrels per day in October 2001.

      Throughput of the Company's gas gathering systems averaged 926 MMcf per day in 2001's first nine months, up 165 MMcf (21.7%) from the comparable prior-year period. This increase was principally due to the handling of the increased Barnett Shale production and the acquisition of Duke's 55% interest in the Texas Chalk systems effective March 31, 2000. For the third quarter, throughput averaged 979 MMcf per day, up 19.7% from 2000's third quarter.

CAPITAL AND EXPLORATORY EXPENDITURES. The 2001 capital budget, which was originally set at $473.4 million, was increased in August to $685 million to provide for expanded activity levels and cost increases for the drilling and completing of wells. The following table compares budgeted capital and exploratory expenditures for 2001 with actual spending during the first nine months (in millions):


                                                                                  Actual
                                                        Revised        ------------------------------
                                                         2001           Nine       Third        First
                                                        Budget         Months     Quarter       Half
                                                       --------        ------     -------      ------

        Exploration and production....................   $487.5        $359.9       $144.1      $215.8
        Gas services..................................    194.0         165.6         53.5       112.1
        Corporate.....................................      3.4           1.6           .4         1.2
                                                         ------        ------       ------      ------
                                                         $684.9        $527.1       $198.0      $329.1
                                                         ======        ======       ======      ======



Because of the impact of much lower natural gas prices on its cash flows, the Company is taking steps to reduce its capital spending. These include not adding two rigs to increase the Barnett program to 20 as previously planned and substantial reductions during the fourth quarter in the number of rigs working in other areas. With its major North Texas infrastructure projects now nearly complete (except for the previously announced third expansion of the Bridgeport plant), gas services' spending will be substantially lower going forward.

FINANCING MATTERS. Cash provided by operating activities totaled $483.1 million during the first nine months of 2001. This was sufficient to cover most of the period's $503.8 million of cash used for investing activities. Borrowings were used to fund a portion of this spending. Contributing to the cash provided by operating activities was an energy-price-related reduction in trade receivables of $114.7 million which was partially offset by a $61.9 million price-related reduction in oil and gas proceeds payable and a $24.2 million Federal income tax receivable. The tax receivable, which cannot be recouped before 2002, arose because tax deposits based on annualized taxable income early in 2001 now exceed the estimated liability for the full year.

      Long-term debt totaled $333.8 million at September 30, 2001, up from $300.3 million at the beginning of the year. Such debt comprised 28.8% of total debt plus stockholders' equity at September 30, 2001, down from 32.6% at the beginning of the year. The Company has a $250 million bank revolving credit facility. At September 30, 2001, $190 million was available under this facility. This should be more than adequate to provide for the Company's financing needs prior to expected closing around the end of this year of the pending transaction with Devon Energy Corporation.

DISCLOSURES ABOUT MARKET RISK. The Company's major market risk exposure involves prices for crude oil, natural gas and NGLs. Realized prices for these products are driven primarily by prevailing world crude oil prices and domestic natural gas prices. Such prices historically have been volatile (as shown by the table on page 12), and this is expected to continue. In general, a $1.00 change in the per-barrel price of oil, together with an equivalent change in the prices for natural gas and NGLs based on Btu content (16.7 cents per Mcf for gas and 67 cents per barrel for NGLs), changes the Company's annual segment operating earnings and cash flows by approximately $35 million and its after-tax annual net earnings by almost $23 million (based on average operating levels and production volumes projected for the last half of 2001).

      The Company is partially hedged with respect to natural gas prices since besides being a seller it also purchases gas in connection with its gas processing operations (such purchases recently have approximated 25% of gas sales). Since it has this "physical" hedge, the Company rarely enters into financial hedging transactions to manage its exposure to price fluctuations. It does not hold or issue derivative instruments for trading purposes. The Company had no open hedge positions at September 30, 2001 or December 31, 2000.

      The Company's exposure to changing interest rates is limited since all but $60 million of its outstanding debt at September 30, 2001 consisted of senior notes with fixed interest rates.

OPERATING STATISTICS

Certain operating statistics (including, where applicable, proportional interests in equity partnerships) for the three- and nine-month periods ended September 30, 2001 and 2000 follow:



                                                             Three Months                Nine Months
                                                       ---------------------      --------------------
                                                          2001        2000         2001          2000
                                                       --------     --------      --------     -------

      AVERAGE DAILY VOLUMES
      Natural gas sales (Mcf).........................  419,500      319,700       397,500      293,700
      Crude oil and condensate sales (Bbls)...........    5,100        5,300         5,500        5,500
      Natural gas liquids produced (Bbls).............   55,500       52,300        52,000       51,500
      Pipeline throughput (Mcf) ......................  979,000      818,000       926,000      761,000

      AVERAGE SALES PRICES
      Natural gas (per Mcf)...........................   $ 2.94       $ 4.50        $ 4.69       $ 3.72
      Crude oil and condensate (per Bbl)..............    24.89        30.29         25.94        28.20
      Natural gas liquids produced (per Bbl)..........    15.67        22.20         19.55        21.02


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

      Net earnings for the nine-month periods ended September 2001 and 2000 are summarized in the table which follows. The Company's net earnings for 2001's first nine months totaled $211.4 million, versus the $161.8 million of the comparable prior-year period. Excluding the effects of unusual items, net earnings totaled $228.3 million, versus $151.6 million. The principal reasons for the earnings increase were steadily rising natural gas sales volumes and higher prices for natural gas during the first half of the year.

      The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):


                                                                              Segment
                                                                        Operating Earnings
                                                                     --------------------------
                                                                      Exploration
                                                                          and        Gas                   Pretax         Net
                                                                       Production  Services     Other*     Earnings      Earnings
                                                                      ------------ --------    --------    --------      --------

2000 AMOUNTS AFTER UNUSUAL ITEMS ...................................   $  171.5    $  107.2    $  (42.9)   $  235.8      $  161.8
                                                                       --------    --------    --------    --------      --------

ELIMINATE IMPACT OF 2000 UNUSUAL ITEMS
Gain from asset exchange ...........................................         --        (4.9)         --        (4.9)         (3.2)
Water well litigation provision reversal ...........................       (1.2)         --          --        (1.2)          (.7)
Reversal of prior years' deferred income taxes .....................         --          --          --          --          (6.3)
                                                                       --------    --------    --------    --------      --------
                                                                           (1.2)       (4.9)         --        (6.1)        (10.2)
                                                                       --------    --------    --------    --------      --------
2000 AMOUNTS BEFORE UNUSUAL ITEMS ..................................      170.3       102.3       (42.9)      229.7         151.6
                                                                       --------    --------    --------    --------      --------
MAJOR INCREASES (DECREASES)
Increased natural gas sales volumes ................................       91.3          --          --        91.3          59.3
Higher natural gas sales price .....................................       76.1          --          --        76.1          49.5
Higher DD&A rate ($.95 versus $.90 per equivalent Mcf produced) ....       (4.9)         --          --        (4.9)         (3.2)
Increased exploratory well impairments ($7.2 versus $2.5) ..........       (4.7)         --          --        (4.7)         (3.1)
Price-related decrease in NGL margins ..............................         --       (25.0)         --       (25.0)        (16.3)
Higher gas gathering and marketing margins .........................         --         5.7          --         5.7           3.7
Increased operating expenses .......................................      (10.3)      (17.8)         --       (28.1)        (18.3)
Decreased bonus unit expense accruals ..............................        3.8         2.0         5.7        11.5           7.5
Reduction in interest expense incurred .............................         --          --         5.6         5.6           3.6
Stock market price related decreases in
   venture capital and Rabbi Trust earnings ........................         --          --        (6.8)       (6.8)         (4.4)
Lower effective income tax rate ....................................         --          --          --          --           3.3
Other, net .........................................................       (3.3)       (3.5)        (.6)       (7.4)         (4.9)
                                                                       --------    --------    --------    --------      --------
                                                                          148.0       (38.6)        3.9       113.3          76.7
                                                                       --------    --------    --------    --------      --------
2001 AMOUNTS BEFORE UNUSUAL ITEM ...................................      318.3        63.7       (39.0)      343.0         228.3
Proved property impairment (see page 11) ...........................      (26.0)         --          --       (26.0)        (16.9)
                                                                       --------    --------    --------    --------      --------
2001 AMOUNTS AFTER UNUSUAL ITEM ....................................   $  292.3    $   63.7    $  (39.0)   $  317.0      $  211.4
                                                                       ========    ========    ========    ========      ========

----------
* Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW
Exclusive of unusual items, exploration and production segment operating earnings of $318.3 million were $148.0 million above those of the comparable prior-year period, principally due to increased natural gas sales volumes and higher prices for natural gas during the first half of the year.

INCREASED NATURAL GAS SALES VOLUMES ($91.3 MILLION INCREASE). Natural gas sales averaged 397.5 MMcf per day during the nine-month period, 35.3% above the 293.7 MMcf per day of the prior-year period, increasing segment operating earnings by $91.3 million. The volume increases were principally attributable to the ongoing drilling and rework programs in the Barnett Shale in North Texas and exploratory success and follow-up drilling in the Lake Creek, North Needville and Personville fields.

HIGHER NATURAL GAS SALES PRICE ($76.1 MILLION INCREASE). The Company's natural gas sales price averaged $4.69 per Mcf during the first nine months of 2001, $.97 (26.1%) above the prior-year period's $3.72, increasing segment operating earnings by $76.1 million.

INCREASED OPERATING EXPENSES ($10.3 MILLION DECREASE). Exploration and production operating expenses were $10.3 million higher during the first nine months of 2001 primarily because of the larger number of wells being operated in 2001 and increased property taxes.

GAS SERVICES OVERVIEW

Exclusive of unusual items in the prior period, gas services segment operating earnings declined $38.6 million to $63.7 million in 2001's first nine months. While higher volumes and margins pushed natural gas gathering and marketing margins $5.7 million higher, these were more than offset by price-related earnings reductions for gas processing operations ($25.0 million) and increased operating expenses ($17.8 million).

PRICE-RELATED DECREASE IN NGL MARGINS ($25.0 MILLION DECREASE). The average price for NGLs produced during the first nine months of 2001 of $19.55 per barrel was 7% below the prior-year period's $21.02, reducing NGL revenues by $23.0 million. Higher natural gas prices pushed gas shrinkage costs up substantially in 2001; however, the impact of this was almost entirely offset by a price-related increase in certain plants' proceeds from residue gas sales and reduced producer settlement costs due to 2001's lower NGL prices. Net feedstock costs rose by $2.0 million during the 2001 period which when added to the NGL revenue decrease resulted in a $25.0 million price-related decrease in NGL margins.

HIGHER GAS GATHERING AND MARKETING MARGINS ($5.7 MILLION INCREASE). These activities generally benefit from increases in natural gas prices. Accordingly, margins were higher in 2001, particularly during the first quarter when gas prices were very high. Margins also benefited from throughput growth, which occurred primarily because of the acquisition of a 55% interest in certain Texas Chalk systems on March 31, 2000 and growth in North Texas volumes resulting from ongoing increases in the Company's Barnett Shale natural gas production.

INCREASED OPERATING EXPENSES ($17.8 MILLION DECREASE). Gas Services operating expenses rose principally because of volume-related increases in North Texas and the above-mentioned acquisition of a 55% interest in the Texas Chalk systems on March 31, 2000. Also contributing to this were maintenance expenses incurred at the Bridgeport plant early in 2001 when an expansion train was tied-in.

OTHER

DECREASED BONUS UNIT EXPENSE ACCRUALS ($11.5 MILLION INCREASE). Bonus unit expense accruals totaled $.2 million during the first nine months of 2001, down from $11.7 million during the comparable period of the prior year, increasing pretax earnings by $11.5 million. The expense accrual in 2001 resulted from the vesting of outstanding bonus units and exercises at the high end of the period's price range. These slightly more than offset the impact of a decline in the market price of the Company's common stock to $50.12 at September 30, 2001 from $61.25 at December 31, 2000. Prices at the comparable dates in the prior year were $46.63 and $21.56, respectively.

REDUCTION IN INTEREST EXPENSE INCURRED ($5.6 MILLION INCREASE). This favorable variance was primarily due to the termination in December 2000 of an accounts receivable sales program and a lower average debt balance during the first nine months of 2001 ($305.8 million versus $343.1 million).

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

      Net earnings for the three-month periods ended September 2001 and 2000 are summarized in the table which follows. The Company's net earnings for 2001's third quarter were $10.5 million, versus the $74.4 million of the comparable prior-year period. Excluding the effects of unusual items, after-tax earnings totaled $27.4 million, versus $68.1 million. Lower energy prices was the principal cause of the quarter-to-quarter earnings decline.

      The following table and discussion identify and explain the major increases (decreases) in earnings (in millions):



                                                                                Segment
                                                                           Operating Earnings
                                                                       -----------------------
                                                                       Exploration
                                                                           and           Gas                   Pretax       Net
                                                                        Production    Services      Other*    Earnings    Earnings
                                                                       ------------   --------    ---------   --------    --------

2000 AMOUNTS AFTER UNUSUAL ITEM ...................................    $       84.2   $   33.7    $   (15.7)  $  102.2    $   74.4
Reversal of prior years' deferred income taxes ....................              --         --           --         --        (6.3)
                                                                       ------------   --------    ---------   --------    --------
2000 AMOUNTS BEFORE UNUSUAL ITEM ..................................            84.2       33.7        (15.7)     102.2        68.1
                                                                       ------------   --------    ---------   --------    --------
MAJOR INCREASES (DECREASES)
Increased natural gas sales volumes ...............................            14.3         --           --       14.3         9.3
Lower natural gas sales price .....................................           (43.7)        --           --      (43.7)      (28.4)
Lower oil and condensate sales price ..............................            (2.5)        --           --       (2.5)       (1.6)
Exploratory well impairments ($2.6 versus $1.5) ...................            (1.1)        --           --       (1.1)        (.7)
Higher DD&A rate ($.99 versus $.88 per equivalent Mcf produced) ...            (3.7)        --           --       (3.7)       (2.4)
Increased NGL production volumes ..................................              --        3.1           --        3.1         2.0
Price-related decrease in NGL margins .............................              --       (9.2)          --       (9.2)       (6.0)
NGL marketing activities ..........................................              --       (5.8)          --       (5.8)       (3.8)
Lower gas gathering and marketing margins .........................              --       (7.2)          --       (7.2)       (4.7)
Increased operating expenses (see page 17) ........................            (4.1)      (5.2)          --       (9.3)       (6.0)
Decreased bonus unit expense accruals .............................             1.4         .8          1.4        3.6         2.3
Reduction in interest expense incurred ............................              --         --          1.5        1.5         1.0
Stock market price-related decreases in
   Rabbi Trust returns ($1.7 loss versus $1.8 earnings)  ..........              --         --         (3.5)      (3.5)       (2.3)
Other, net ........................................................             (.2)        .9          (.2)        .5          .6
                                                                       ------------   --------    ---------   --------    --------
                                                                              (39.6)     (22.6)         (.8)     (63.0)      (40.7)
                                                                       ------------   --------    ---------   --------    --------
2001 AMOUNTS BEFORE UNUSUAL ITEM ..................................            44.6       11.1        (16.5)      39.2        27.4
Proved property impairment (see page 11) ..........................           (26.0)        --           --      (26.0)      (16.9)
                                                                       ------------   --------    ---------   --------    --------
2001 AMOUNTS AFTER UNUSUAL ITEM ...................................    $       18.6   $   11.1    $   (16.5)  $   13.2    $   10.5
                                                                       ============   ========    =========   ========    ========

-----------

* Includes general and administrative expense and other expense.

EXPLORATION AND PRODUCTION OVERVIEW

Excluding the proved property impairment, exploration and production segment operating earnings for the third quarter of 2001 of $44.6 million were $39.6 million below those of the prior year's comparable period as natural gas sales price declines overwhelmed the substantial earnings increases attributable to 31% production growth.

INCREASED NATURAL GAS SALES VOLUMES ($14.3 MILLION INCREASE). Natural gas sales averaged 419.5 MMcf per day during 2001's third quarter, 31.2% above the 319.7 MMcf of the comparable prior-year period, increasing operating earnings by $14.3 million.

LOWER NATURAL GAS SALES PRICE ($43.7 MILLION DECREASE). During the third quarter of 2001, the Company's natural gas sales price averaged $2.94 per Mcf, $1.56 (34.7%) below the prior period's $4.50, reducing operating earnings by $43.7 million.

LOWER OIL AND CONDENSATE SALES PRICE ($2.5 MILLION DECREASE). The Company's sales price for oil and condensate averaged $24.89 per barrel during 2001's third quarter, down $5.40 (17.8%) from the prior-year period's $30.29, reducing operating earnings by $2.5 million.

GAS SERVICES OVERVIEW

Gas services segment operating earnings during 2001's third quarter of $11.1 million were $22.6 million below the $33.7 million of the prior-year period. Price-related decreases in NGL and gas gathering and marketing margins and volume-related increases in operating expenses were the primary causes of this decline. The impact of these unfavorable variances was offset somewhat by higher NGL production volumes.

INCREASED NGL PRODUCTION VOLUMES ($3.1 MILLION INCREASE). NGL production volumes averaged 55,500 barrels per day during 2001's third quarter, up 6.1% above the corresponding prior-year period, increasing operating earnings by $3.1 million. The volume growth, which occurred primarily at the Company's Bridgeport plant, was principally the result of continuing increases in Barnett Shale natural gas production.

PRICE-RELATED DECREASE IN NGL MARGINS ($9.2 MILLION DECREASE). The average price for NGLs produced during the current quarter of $15.67 per barrel was $6.53 (29.4%) below the $22.20 of the comparable prior-year quarter, reducing NGL revenues by $31.1 million. The impact of lower natural gas and NGL prices during the current period on gas shrinkage and producer settlement costs, coupled with the impact of a sharp rise in natural gas prices during the prior-year period, resulted in a period-to-period reduction in feedstock costs of $21.9 million, netting to a $9.2 million price-related decrease in NGL margins.

NGL MARKETING ACTIVITIES ($5.8 MILLION DECREASE). The Company's operations include the purchase and resale of NGLs. The results of these activities are impacted by fluctuations in NGL prices, increasing with price rises and decreasing with declines. This unfavorable variance is primarily the result of declines in NGL prices in 2001's period versus increases in 2000.

LOWER GAS GATHERING AND MARKETING MARGINS ($7.2 MILLION DECREASE). Gas gathering and marketing margins were $7.2 million lower in the 2001 period. A substantial portion of the natural gas supply costs of these activities is based on beginning-of-the-month market index prices and accordingly, declining natural gas prices caused profit margins to decrease in 2001. Conversely, rising natural gas prices during the corresponding quarter of the prior year increased margins during that period.

OTHER

DECREASED BONUS UNIT EXPENSE ACCRUALS ($3.6 MILLION INCREASE). Bonus unit expense accruals during the third quarter of 2001 totaled $4.3 million compared with $7.9 million in the comparable prior-year period, resulting in a favorable earnings variance of $3.6 million. The price of the Company's common stock rose $3.52 per share (to $50.12 at September 30, 2001 from $46.60 at June 30, 2001)
versus $14.50 (to $46.63 from $32.13) during the prior-year quarter.

REDUCTION IN INTEREST EXPENSE INCURRED ($1.5 MILLION INCREASE). The $1.5 million decrease in interest expense was primarily due to the December 2000 termination of an accounts receivable sales program and to a lower effective interest rate during the third quarter of the current year.

                              Part II - Other Information




ITEM 1.  LEGAL PROCEEDINGS

No material legal proceedings were pending at September 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      No exhibits are filed with this report.

(b) On August 14, 2001, the Company filed a Form 8-K reporting the execution of an Agreement and Plan of Merger providing for the merger of the Company into Devon Newco Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    MITCHELL ENERGY & DEVELOPMENT CORP.
                                             (Registrant)




Dated: November 13, 2001        By    /s/ Philip S. Smith
                                   --------------------------------------------
                                Philip S. Smith
                                Senior Vice President - Administration
                                and Chief Financial Officer