Form 10-K405/A
period 2000-12-31
MITCHELL ENERGY & DEVELOPMENT CORP
filed 2001-12-14
CIK 311995

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

     Shares of common stock outstanding at February 28, 2001.... 49,821,336

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

================================================================================

                                   FORM 10-K/A
                                 AMENDMENT NO. 2


         The undersigned registrant hereby amends Unaudited Supplemental Information included in its annual report on Form 10-K for the year ended December 31, 2000.

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


Date: December 14, 2001

              Mitchell Energy & Development Corp. and Subsidiaries
                 UNAUDITED SUPPLEMENTAL OIL AND GAS INFORMATION


   Reserve quantities. Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions at each year end. Proved developed reserves are expected to be recovered from existing wells using existing equipment and operating methods.

          Gas and oil reserves included in this Unaudited Supplement Oil and Gas Information section are presented in compliance with Statement of Financial Accounting Standards No. 69 and represent oil and gas reserves derived from the Company's net mineral interest in producing oil and gas properties.

          The amounts reported separately as Plant NGL Reserves represent NGLs that will be extracted from gas streams contractually committed to company-owned gas processing plants and are included in order to disclose important and useful information related to the gas processing segment. The NGL reserves represent all the NGLs that will be derived by processing natural gas produced from (i) oil and gas properties owned/operated by the Company and (ii) oil and gas properties operated by others whose gas production is tied into the gas processing facilities and contractually purchased, processed and sold by the Company.

          The following tables summarize changes in the Company's natural gas
   (gas), crude oil and condensate (oil) and plant NGL reserve quantities during the indicated years and the proved developed reserve quantities at the dates indicated:

                                                  2000                          1999                         1998
                                        --------------------------    --------------------------   --------------------------
                                                   Gas       Oil                 Gas      Oil                  Gas     Oil
                                         Bcfe *   (Bcf)   (MMBbls)     Bcfe *   (Bcf)   (MMBbls)     Bcfe *   (Bcf)  (MMBbls)
                                        -------  -------  --------    -------  -------  --------   -------   ------  --------
   PROVED GAS AND OIL RESERVES
   Beginning balance................... 1,106.5   1,022.8    14.0      973.6    875.2      16.4      881.5    786.1      15.9
   Extensions and discoveries..........   547.5     539.1     1.4      297.0    289.8       1.2      129.1    121.3       1.3
   Production marketed.................  (123.8)   (111.8)   (2.0)    (101.9)   (89.3)     (2.1)    (105.3)   (90.3)     (2.5)
   Production consumed in operations...    (4.7)     (4.7)     --       (4.5)    (4.5)       --       (3.6)    (3.6)       --
   Purchases in place..................     4.3       4.3      --         .1       .1        --       91.2     73.8       2.9
   Revisions of previous estimates.....   (18.2)    (11.6)   (1.1)     (48.0)   (39.9)     (1.3)     (16.5)   (11.1)      (.9)
   Sales in place......................    (3.9)     (2.1)    (.3)      (9.8)    (8.6)      (.2)      (2.8)    (1.0)      (.3)
                                        -------   -------    ----    -------  -------      ----     ------    -----      ----
   Ending balance...................... 1,507.7   1,436.0    12.0    1,106.5  1,022.8      14.0      973.6    875.2      16.4
                                        =======   =======    ====    =======  =======      ====     ======    =====      ====

------------------------------------------
* Billion cubic feet of gas equivalent using a 6-to-1 conversion factor for oil.

                                                   2000                           1999                        1998
                                         ---------------------------   --------------------------   ---------------------------
                                                            Equity                       Equity                        Equity
                                                  Consol-   Partner-           Consol-   Partner-            Consol-   Partner-
                                          Total    idated   ships **    Total   idated   ships**     Total    idated   ships**
                                         -------  --------  --------   ------- --------  -------    -------  --------  --------
   PROVED PLANT NGL RESERVES (MMBBLS)
   Beginning balance....................  179.1   148.8      30.3      115.8     75.9      39.9      130.8     84.5      46.3
   Additions............................   42.9    42.9        --       28.2     27.1       1.1       13.2     13.2        --
   Production...........................  (18.2)  (17.5)      (.7)     (16.1)   (12.2)     (3.9)     (15.3)   (10.6)     (4.7)
   Purchase (sale) of plant interests...   (6.2)   11.4     (17.6)      15.2     15.2        --        4.1       --       4.1
   Transfer of partnership reserves.....     --    12.1     (12.1)        --     15.2     (15.2)        --       --        --
   Revisions of previous estimates......  (22.6)  (22.7)       .1       36.0     27.6       8.4      (17.0)   (11.2)     (5.8)
                                          -----   -----     -----      -----    -----     -----      -----    -----      ----
   Ending balance.......................  175.0   175.0        --      179.1    148.8      30.3      115.8     75.9      39.9
                                          =====   =====     =====      =====    =====     =====      =====    =====      ====

------------------------------------------
** Represents the Company's proportional interest in the reserves of partnerships accounted for using the equity method.

PROVED DEVELOPED RESERVES AT DECEMBER 31                               2000        1999         1998         1997
                                                                     -------      ------      -------       -------
Gas (Bcf) ..........................................................  737.0        667.1        692.3        648.6
                                                                      =====        =====        =====        =====
Oil (MMBbls)........................................................   11.4         13.5         15.2         14.7
                                                                      =====        =====        =====        =====
Plant NGLs (MMBbls)
   Consolidated ....................................................  115.2        119.3         58.7         72.6
   Equity partnerships .............................................     --         24.4         33.3         45.1
                                                                      -----        -----        -----        -----
                                                                      115.2        143.7         92.0        117.7
                                                                      =====        =====        =====        =====

Future net cash flows from natural gas and oil reserves. The following tables set forth estimates of the standardized measure of discounted future net cash flows from proved gas and oil reserves at December 31, 2000, 1999 and 1998 and a summary of the changes in those amounts for the years then ended (in millions):

                                                                                       2000       1999       1998
                                                                                      ------     ------     ------
STANDARDIZED MEASURE
Future cash inflows................................................................. $12,945     $2,792     $1,769
Future production and development costs.............................................  (2,557)    (1,455)    (1,040)
Future income taxes.................................................................  (3.547)      (374)      (147)
Discount - 10% annually.............................................................  (2,885)      (385)      (190)
                                                                                     -------     ------     ------
                                                                                     $ 3,956     $  578     $  392
                                                                                     =======     ======     ======

CHANGES IN STANDARDIZED MEASURE
Extensions and discoveries, net of related costs.................................... $ 2,152     $  188     $   50
Sales, net of production costs......................................................    (439)      (184)      (151)
Net changes in prices and production costs..........................................   3,559        340       (352)
Accretion of discount...............................................................      74         42         63
Production rate changes and other...................................................     (55)       (28)        19
Development costs incurred..........................................................      54         26         25
Purchases in place..................................................................      --         --         71
Sales in place......................................................................     (12)       (13)        (2)
Revisions of previous quantity estimates............................................     (68)       (63)        (9)
Net changes in future income taxes..................................................  (1,887)      (122)       143
                                                                                     -------     ------     ------
                                                                                     $ 3,378     $  186     $ (143)
                                                                                     =======     ======     ======

Future net cash flows from plant NGL reserves. The following tables set forth estimates of the standardized measure of discounted future net cash flows from proved plant NGL reserves at December 31, 2000, 1999 and 1998 and a summary of the changes in those amounts for the years then ended (in millions):

                                            2000                       1999                         1998
                                 --------------------------- ---------------------------  ---------------------------
                                                   Equity                       Equity                       Equity
                                           Consol- Partner-            Consol-  Partner-            Consol-  Partner-
                                  Total    idated    ships    Total    idated     ships     Total   idated     ships
                                 -------   ------- --------- -------   -------  --------  -------   -------  --------
STANDARDIZED MEASURE
Future cash inflows.............. $5,533    $5,533   $  --     $2,976    $2,508    $ 468    $1,054     $682     $372
Future production costs.......... (4,026)   (4,026)     --     (2,281)   (1,978)    (303)     (861)    (568)    (293)
Future income taxes..............   (505)     (505)     --       (228)     (168)     (60)      (56)     (33)     (23)
Discount - 10% annually..........   (430)     (430)     --       (202)     (153)     (49)      (58)     (35)     (23)
                                  ------    ------   -----     ------    ------    -----    ------     ----     ----
                                  $  572    $  572   $  --     $  265    $  209    $  56    $   79     $ 46     $ 33
                                  ======    ======   =====     ======    ======    =====    ======     ====     ====

CHANGES IN STANDARDIZED MEASURE
Additions, net of related costs.. $  210    $  210   $  --     $   57    $   54    $   3    $   11     $ 11     $ --
Sales, net of production costs...    (91)      (85)     (6)       139        83       56       (95)     (83)     (12)
Net changes in prices and costs..    480       480      --        (45)      (30)     (15)      (11)      (4)      (7)
Accretion of discount............     29        29      --         10         6        4        20       14        6
Purchase/sale of plant
  interests......................    (51)       (4)    (47)        30        30       --         5       --        5
Transfer of partnership
  reserves.......................     --        37     (37)        --        30      (30)       --       --       --
Revisions of previous
  quantity estimates.............   (111)     (111)     --         80        55       25       (16)      (9)      (7)
Other............................      7         7      --          9         5        4       (11)      (5)      (6)
Net changes in future income
  taxes..........................   (166)     (200)     34        (94)      (70)     (24)       37       26       11
                                  ------    ------   -----     ------    ------    -----    ------     ----     ----
                                  $  307    $  363   $ (56)    $  186    $  163    $  23    $  (60)    $(50)    $(10)
                                  ======    ======   =====     ======    ======    =====    ======     ====     ====

The natural gas quantities reported as gas and oil reserves represent wet gas volumes, including quantities that will be converted to NGLs by processing. As it relates to NGLs to be extracted in processing, the gas and oil future net cash flows include only the leasehold reimbursements for such NGLs; the other cash flows (amounts in excess of the leasehold reimbursements) associated with NGLs to be extracted from the Company's wet gas reserves are included in plant NGL amounts since those cash flows are attributable to the Company's gas processing plants.

      The future net cash flows from plant NGL reserves represent the net amounts to be derived from gas plant ownership through natural gas purchase and processing agreements. The Company's gas processing affiliate purchases raw natural gas production (including all the liquefiable hydrocarbons contained therein) from producers (both the Company's exploration and production affiliate and third parties) during the term of the purchase and processing agreements. The processing affiliate takes title to the wet gas (including the entrained
NGLs) and then processes the gas for the extraction of the NGLs. Generally, under the purchase and processing agreements, the producer is paid for the NGLs associated with its gas under one of two methods. Under one method, reimbursements to the producer are based on the value of the reduction in the heating content (measured in BTUs) of the gas that is attributable to the removal of the NGLs from the gas. This method is sometimes referred to as a "Btu purchase contract" or a "keep whole contract". Under the other method, which is called a "percent of proceeds contract", the producer is paid based on a percentage of the value of NGLs extracted. Regardless of the payment method, settlements to producers are in cash, not product, and title to 100% of the NGLs is assigned to the gas processing affiliate, which bears the risks and rewards of ownership. Such reimbursements - including amounts attributable to the Company's oil and gas leasehold interests that are included in oil and gas future net cash flows - are deducted as production costs in determining future net cash flows from plant NGLs.

      Under the gas purchase and processing agreements, the Company's gas processing affiliate is generally obligated to gather and compresses the gas from the point of delivery to a central processing plant, to hydrate the gas, and, if necessary, treat the gas for the removal of contaminants such as carbon dioxide and hydrogen sulfide and process the gas for the extraction of NGLs. After the NGLs are removed, the gas processing affiliate compresses the residue natural gas coming out of the plant and markets the residue gas. The NGLs extracted at the plant are a raw mixture of ethane, propane, isobutane, normal butane and natural gasoline which is then separated into individual purity products at an on-site fractionator or sent via a third-party-owned pipeline to a large central fractionator and then sold to wholesale and industrial customers.

      Of the total remaining natural gas reserves at December 31, 2000, an estimated 843.7 Bcf will be processed at Company plants, including 290.9 Bcf of 2000's natural gas reserve additions from extensions and discoveries. It is estimated that 146.6 Bcf of such reserves and 47.7 Bcf of such reserve additions will be converted by processing into 74.3 MMBbls and 24.1 MMBbls of plant NGLs, respectively.

      Because of the volatility inherent in prices for natural gas, oil and NGLs and costs to develop reserves, future cash flow estimates such as those included herein can change dramatically over even short periods of time. Future cash flows from plant NGL reserves can also be significantly impacted by changes in the spread between NGL prices and natural gas costs. Except where otherwise specified by contractual agreement, future cash inflows are estimated using year-end prices. Between December 31, 2000 and February 28, 2001, energy prices declined substantially. If the reserves were valued using prices existing on February 28, the standardized measure amounts would total approximately $2,090,000,000 less than the amounts at December 31, 2000. Future production and development cost estimates are based on economic conditions at the respective year ends. Future income taxes are computed by applying applicable statutory tax rates to the difference between the estimated future net revenues and the tax basis of proved oil and gas properties after considering tax credit carryforwards, estimated future percentage depletion deductions and energy tax credits.

      Reserve estimates are subject to numerous uncertainties inherent in estimating quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revisions of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Because of the aforementioned factors, reserve estimates are generally less precise than other financial statement disclosures.

      Discounted future cash flow estimates such as those shown herein are not intended to represent estimates of the fair market value of oil and gas properties. Estimates of fair market value also should consider probable reserves, anticipated future oil and gas prices and interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair market value is necessarily subjective and imprecise.

Gas and oil related costs and operating results. The following tables set forth capitalized costs at December 31, 2000, 1999 and 1998 and costs incurred and operating results for oil and gas producing activities for the years then ended (in thousands):

                                                                           2000            1999             1998
                                                                       -------------   -------------    -----------
CAPITALIZED COSTS
Oil and gas properties................................................  $2,034,469      $1,881,846       $1,867,809
Support equipment and facilities......................................      52,632          50,138           50,670
Accumulated depreciation, depletion and amortization..................  (1,278,545)     (1,231,047)      (1,217,675)
                                                                        ----------      ----------       ----------
Net capitalized costs.................................................  $  808,556      $  700,937       $  700,804
                                                                        ==========      ==========       ==========

COSTS INCURRED (including exploration expenses and
   exploratory well impairments of $12,028, $9,022 and $30,488)
Property acquisitions
   Unproved...........................................................  $   16,916      $    6,450       $   12,965
   Proved.............................................................       1,565              --           71,708
Exploration...........................................................      15,309           9,646           35,663
Development...........................................................     208,510         101,589          131,395
                                                                        ----------      ----------       ----------
Costs incurred........................................................     242,300         117,685          251,731
Support equipment and facilities......................................       2,727             729            2,972
                                                                        ----------      ----------       ----------
Capital and exploratory expenditures..................................  $  245,027      $  118,414       $  254,703
                                                                        ==========      ==========       ==========

OPERATING RESULTS (before charges for
   general and administrative and interest expense)
Production revenues...................................................  $  530,085      $  252,899       $  225,835
Other revenues........................................................       1,143           1,462            1,605
                                                                        ----------      ----------       ----------
                                                                           531,228         254,361          227,440
Less - Production costs
          Operating expenses..........................................      62,316          52,044           58,364
          Production taxes............................................      28,520          16,371           16,568
       Depreciation, depletion and amortization (including
         proved-property impairments of $42,250 in 1998)..............     118,112          94,667          142,192
       Exploration expenses...........................................       7,216           6,062           25,400
       Exploratory well impairments...................................       4,812           2,960            5,088
       Other operating costs..........................................      19,852          11,234           11,702
                                                                        ----------      ----------       ----------
Segment operating earnings............................................     290,400          71,023          (31,874)
Income taxes..........................................................      77,032          23,009          (12,197)
                                                                        ----------      ----------       ----------
                                                                        $  213,368      $   48,014       $  (19,677)
                                                                        ==========      ==========       ==========